Form 10-Q
period 2011-03-31
Antero Resources Finance Corp
filed 2011-05-16
CIK 1483714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-164876

ANTERO RESOURCES FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	90-0522247
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1625 17th Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used , the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission (Commission File No. 333-164876).  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about our:

•                  business strategy;

•                  reserves;

•                  financial strategy, liquidity and capital required for our development program;

•                  realized natural gas, natural gas liquids (NGLs),  and oil prices;

•                  timing and amount of future production of natural gas, NGLs, and oil;

•                  hedging strategy and results;

•                  future drilling plans;

•                  competition and government regulations;

•                  pending legal or environmental matters;

•                  marketing of natural gas, NGLs, and oil;

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs, and oil. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas and oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K For the Year Ended December 31, 2010 on file with the Securities and Exchange Commission (Commission File No. 333-164876)  and in Part II, Item 1A-“Risk Factors” of this Quarterly Report on Form 10-Q.

ii

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

Should one or more of the risks or uncertainties described in the Annual Report on Form 10-K or in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANTERO RESOURCES LLC

Consolidated Balance Sheets

December 31, 2010 and March 31, 2011

(In thousands)

	2010	2011
Assets
Current assets:
Cash and cash equivalents	$8,988	—
Accounts receivable — trade, net of allowance for doubtful accounts of $272 and $181 in 2010 and 2011, respectively	26,371	26,817
Accrued revenue	29,468	29,086
Prepaid expenses	7,087	9,590
Derivative instruments	82,960	76,656
Inventories	2,031	2,176
Total current assets	156,905	144,325
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	737,358	737,481
Producing properties	1,762,206	1,867,002
Gathering systems and facilities	85,404	95,092
Other property and equipment	5,975	6,387
	2,590,943	2,705,962
Less accumulated depletion, depreciation, and amortization	(431,181)	(464,850)
Property and equipment, net	2,159,762	2,241,112
Derivative instruments	147,417	76,455
Other assets, net	22,203	21,528
Total assets	$2,486,287	2,483,420

ANTERO RESOURCES LLC

Consolidated Balance Sheets

December 31, 2010 and March 31, 2011

(In thousands)

	2010	2011
Liabilities and Equity
Current liabilities:
Accounts payable	$82,436	92,896
Accrued expenses	21,746	36,883
Revenue distributions payable	29,917	29,643
Advances from joint interest owners	1,478	1,044
Derivative instruments	4,212	2,165
Deferred income tax liability	12,694	11,782
Total current liabilities	152,483	174,413
Long-term liabilities:
Bank credit facility	100,000	170,000
Senior notes	527,632	527,556
Long-term note	25,000	25,000
Asset retirement obligations	5,374	5,589
Deferred income tax liability	77,489	69,979
Other long-term liabilities	3,322	3,271
Total liabilities	891,300	975,808
Equity:
Members’ equity	1,489,806	1,461,366
Accumulated earnings	105,181	46,246
Total equity	1,594,987	1,507,612
Total liabilities and equity	$2,486,287	2,483,420

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Consolidated Statements of Operations

Three Months Ended March 31, 2010 and 2011

(In thousands)

	2010	2011
Revenue:
Natural gas sales	$51,727	60,858
Natural gas liquids sales	2,225	5,585
Oil sales	2,114	2,528
Realized and unrealized gains (losses) on commodity derivative instruments, including unrealized gains (losses) of $98,812 and $(77,266) in 2010 and 2011, respectively	111,083	(48,028)
Gas gathering and processing revenue	6,413	—
Total revenue	173,562	20,943
Operating expenses:
Lease operating expenses	4,598	7,301
Gathering, compression and transportation	10,141	17,150
Production taxes	2,670	3,128
Exploration expenses	1,352	3,129
Impairment of unproved properties	2,262	2,318
Depletion, depreciation and amortization	32,996	33,669
Accretion of asset retirement obligations	73	96
General and administrative	4,412	6,361
Total operating expenses	58,504	73,152
Operating income (loss)	115,058	(52,209)
Other income (expense):
Interest expense	(13,292)	(15,053)
Realized and unrealized gains (losses) on interest derivative instruments, net (including unrealized gains of $1,525 and $2,046 in 2010 and 2011, respectively)	(1,602)	(95)
Total other income (expense)	(14,894)	(15,148)
Income (loss) before income taxes	100,164	(67,357)
Income tax (expense) benefit	(11,318)	8,422
Net income (loss)	88,846	(58,935)
Noncontrolling interest in net loss (income) of consolidated subsidiary	(1,241)	—
Net income (loss) attributable to Antero equity owners	$87,605	(58,935)

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2011

(In thousands)

	2010	2011
Cash flows from operating activities:
Net income (loss)	$88,846	(58,935)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	32,996	33,669
Dry hole costs	374	1,964
Impairment of unproved properties	2,262	2,318
Accretion of asset retirement obligations	73	96
Accretion of bond discount (premium), net	(81)	(76)
Amortization and write-off of deferred financing costs	1,005	782
Unrealized (gains) losses on derivative instruments, net	(100,337)	75,219
Deferred taxes	11,318	(8,422)
Changes in current assets and liabilities:
Accounts receivable	3,464	(447)
Accrued revenue	(5,128)	382
Other current assets	36	(2,648)
Accounts payable	848	11,838
Accrued expenses	13,161	15,135
Revenue distributions payable	2,921	(274)
Advances from joint interest owners	231	(434)
Net cash provided by operating activities	51,989	70,167
Cash flows from investing activities:
Additions to unproved properties	(5,801)	(6,069)
Drilling costs	(57,023)	(104,402)
Additions to gathering systems and facilities	(2,809)	(9,688)
Additions to other property and equipment	(172)	(412)
Increase in other assets	(184)	(107)
Net cash used in investing activities	(65,989)	(120,678)
Cash flows from financing activities:
Issuance of senior notes	156,000	—
Borrowings on bank credit facility	—	70,000
Payments on bank credit facility	(142,080)	—
Payments of deferred financing costs	(4,243)	—
Distribution to members	—	(28,440)
Other	(32)	(37)
Net cash provided by financing activities	9,645	41,523
Net increase in cash and cash equivalents	(4,355)	(8,988)
Cash and cash equivalents, beginning of year	10,669	8,988
Cash and cash equivalents, end of year	$6,314	—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,306	1,468
Supplemental disclosure of noncash investing activities:
Changes in accounts payable for additions to properties, systems and facilities	$9,585	(1,378)

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

(1)                     Organization

Antero Resources LLC, a limited liability company, and its consolidated subsidiaries (collectively referred to as the Company, we, or our) are engaged in the exploration for and the production of natural gas, natural gas liquids (NGLs), and oil onshore in the United States in unconventional reservoirs, which can generally be characterized as fractured shales and tight sand formations. Our properties are primarily located in the Appalachian Basin in West Virginia and Pennsylvania, the Arkoma Basin in Oklahoma, and the Piceance Basin in Colorado. We also have certain midstream gathering and pipeline operations, which are ancillary to our interests in producing properties in these basins. Our corporate headquarters are in Denver, Colorado.

Our consolidated financial statements as of December 31, 2010 and March 31, 2011 include the accounts of Antero Resources LLC, and its directly and indirectly owned subsidiaries. The subsidiaries include Antero Resources Corporation (Antero Arkoma), Antero Resources Piceance Corporation (Antero Piceance), Antero Resources Pipeline Corporation (Antero Pipeline), Antero Resources Appalachian Corporation and its subsidiary, Antero Resources Bluestone LLC (Antero Appalachian), and Antero Resources Finance Corporation (Antero Finance) (collectively referred to as the Antero Entities).

(2)                     Basis of Presentation and Significant Accounting Policies

(a)                      Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information and should be read in the context of the December 31, 2010 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The December 31, 2010 consolidated financial statements have been filed with the SEC in Antero Resources Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, and accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the three months ended March 31, 2010 and 2011. All significant intercompany accounts and transactions have been eliminated. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors.

The Company’s exploration and production activities are accounted for under the successful efforts method.

As of the date these financial statements were filed with the Securities and Exchange Commission, the company completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified.

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

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

(c)                       Risks and Uncertainties

Historically, the market for natural gas has experienced significant price fluctuations. Prices for natural gas have been particularly volatile in recent years. The price fluctuations can result from variations in weather, levels of production in a given region, availability of transportation capacity to other regions of the country, and various other factors. Increases or decreases in prices received could have a significant impact on the Company’s future results of operations.

(d)                      Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these investments.

At March 31, 2011, Accounts payable in the Consolidated Balance Sheets include credit balances from outstanding checks in zero balance cash accounts.  These credit balances are book overdrafts and are included as a component of Accounts payable in the Consolidated Statements of Cash Flows in deriving Net cash provided by operating activities.

(e)                       Derivative Financial Instruments

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

(f)                         Fair Value Measurements

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

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

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

(g)                      Income Taxes

Antero Resources LLC and each of its subsidiaries file separate federal and state income tax returns. Antero Resources LLC is a partnership for income tax purposes and therefore is not subject to federal or state income taxes. The tax on the income of Antero Resources LLC is borne by the individual members through the allocation of taxable income.

The Company and its subsidiaries have combined net operating loss carryforwards (NOLs) as of December 31, 2010 of approximately $509 million. The Company’s deferred tax assets relate primarily to NOLs and its deferred tax liabilities relate primarily to oil and gas properties and unrealized gains on derivative instruments. In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more likely than not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the lack of historical profitable operations and based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will not realize the benefits of all of these deductible differences and has recorded valuation allowances in those subsidiaries having net deferred tax assets to the extent deferred tax assets exceed their deferred tax liabilities. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company’s income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 34% to consolidated income for the three month periods ended March 31, 2010 and 2011 primarily because of changes in the valuation allowance resulting from deferred tax liabilities arising in the period.

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

(h)                      Impairment of Unproved Properties

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

Impairment of unproved properties during each of the three months ended March 31, 2011 and 2010 was $2.3 million.

(i)                         Industry Segment and Geographic Information

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

(3)                     Credit Facilities

(a)                      Bank Credit Facility

In May 2011, we and our lenders entered into an agreement to amend our senior secured revolving bank credit facility (Credit Facility). The amendment provides for increasing the Credit Facility from $1.0 billion to $1.5 billion. The borrowing base was increased from $550 million to $900 million. Current lender commitments total $750 million and can be increased to the full $900 million borrowing base upon approval of the lending bank group.  The maturity date of the Credit Facility was extended to May 2016. The borrowing base is redetermined semiannually and the borrowing base depends on the amount of our proved oil and gas reserves and estimated cash flows from these reserves and our hedge positions. The next redetermination is scheduled to occur in October 2011.

The Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and leverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with its financial debt covenants as of December 31, 2010 and March 31, 2011.

As of March 31, 2011, the Company had an outstanding balance under the Credit Facility of $170 million, with a weighted average interest rate of 2.75%, and outstanding letters of credit of approximately $18.5 million. As of December 31, 2010, the Company had an outstanding balance under the Credit Facility of $100 million, with a weighted average interest rate of 2.56%, and outstanding letters of credit of approximately $18.1 million.

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

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

(c)                       Treasury Management Facility

On September 14, 2010, the Company executed a stand-alone revolving note with a lender under the senior credit facility which provides for up to $7.5 million of cash management obligations in order to facilitate the Company’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on September 12, 2011. There were no borrowings outstanding under this facility at December 31, 2010 or March 31, 2011.

(d)                      Note Payable

The Company assumed a $25 million unsecured note payable in the business acquisition consummated on December 1, 2010. The note bears interest at 9% and is due December 1, 2013.

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

(4)                     Ownership Structure

At December 31, 2010 and March 31, 2011, the outstanding units in Antero Resources LLC are summarized as follows:

Units
authorized
and issued
Class I units	107,281,058
Class A and B units	40,007,463
Class A and B profits units	19,726,873
167,015,394

At March 31, 2011, 164,927 units are outstanding and not vested under the terms of the preferred and common stock awards in the Antero Entities for which they were exchanged.

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

At December 31, 2010 and March 31, 2011, the Class I units have an aggregate liquidation priority, including the special allocation of 8% per annum, of $1.86 billion and $1.89 billion, respectively.

During the three months ended March 31, 2011, the Company distributed $28.4 million to its members to cover their tax liabilities resulting from the sale of the Company’s Oklahoma midstream assets during the fourth quarter of 2010.

(5)                     Financial Instruments

The carrying values of trade receivables, trade payables, and the Credit Facility at December 31, 2010 and March 31, 2011 approximated market value. The carrying value of the Credit Facility at December 31, 2010 and March 31, 2011 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data, the fair value of the Company’s senior notes was approximately $549 million and $572 million at December 31, 2010 and March 31, 2011, respectively.

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

(6)                     Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the three months ended March 31, 2011 (in thousands):

Asset retirement obligations — beginning of period	$5,374
Obligations incurred	119
Accretion expense	96
Asset retirement obligations — end of period	$5,589

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

For the three months ended March 31, 2010 and 2011, the Company was party to natural gas fixed price swaps. When actual commodity prices exceed the fixed price provided by the swap contracts, the Company pays the excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, the Company receives the difference from the counterparty. The Company’s natural gas swaps have not been designated as hedges for accounting purposes; therefore, all gains and losses were recognized in income currently.

As of March 31, 2011, derivative positions with JP Morgan, BNP Paribas, Dominion Field Services, Wells Fargo, Credit Agricole, Credit Suisse, Barclays, Union Bank, and KeyBank accounted for approximately 46%, 23%, 11%, 5%, 4%, 4%, 3%, 3%, and 1%, respectively, of the net fair value of our commodity derivative assets position. The Company has no collateral from any counterparties. All but one of our commodity and interest rate derivative positions are with institutions that have a position in our Credit Facility and are secured by the collateral pledged on the Credit Facility and cross default provisions between the Credit Facility and the derivative instruments. At March 31, 2011, there are no past due receivables from or payables to any of our counterparties.

As of March 31, 2011, the Company has entered into fixed price natural gas swaps in order to hedge a portion of its natural gas production from April 1, 2011 through December 31, 2015 as summarized in the following table. Hedge agreements referenced to the Centerpoint and Transco Zone 4 indices are for production in the Arkoma Basin. Hedge agreements referenced to the CIG and NYMEX-WTI indices are for production in the Piceance Basin. Hedge agreements referenced to the CGTAP and Dominion indices are for production from the Appalachian Basin.

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

			Weighted
			average
	Natural gas	Oil	index
	MMbtu/day	Bbls/day	price
Nine months ending
December 31, 2011:
CIG	45,000		$5.39
Transco zone 4	55,000		5.99
CGTAP	75,546		5.61
Dominion	4,097		8.16
NYMEX-WTI		300	88.75

Year ending December 31, 2012:
CIG	55,000		$5.51
Transco zone 4	45,000		6.60
CGTAP	65,556		6.02
Dominion	43,318		5.37
NYMEX-WTI		300	90.20

Year ending December 31, 2013:
CIG	60,000		$5.54
Transco zone 4	40,000		6.51
CGTAP	42,631		6.36
Dominion	71,702		5.36
NYMEX-WTI		300	90.30

Year ending December 31, 2014:
CIG	50,000		$5.84
Transco zone 4	20,000		6.51
CGTAP	70,000		6.26
Dominion	60,000		5.47
Centerpoint	10,000		6.20

Year ending December 31, 2015:
CIG	50,000		$5.26
Transco zone 4	20,000		5.58
Dominion	140,000		5.76

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

(b)                      Interest Rate Derivatives

The Company has entered into various floating-to-fixed interest rate swap derivative contracts to manage exposures to changes in interest rates from variable rate obligations under the second lien term loan (repaid in 2009) and the Credit Facility. Under the swaps, the Company makes payments to the swap counterparty when the variable LIBOR three-month rate falls below the fixed rate or receives payments from the swap counterparty when the variable LIBOR three-month rate goes above the fixed rate. The Company has one outstanding swap agreement at March 31, 2011 are summarized as follows:

	Covering
Notional amount of swap	periods	Fixed rate
$ 225 million	May 2007 to July 1, 2011	4.11%

When the Company retired the floating rate second lien term loan of $225 million out of the proceeds from the rate 9.375% senior notes in November 2009, it did not terminate the $225 million floating-to-fixed rate swap associated with this debt; therefore, this swap does not have debt associated with it.

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

(c)                       Summary

The following is a summary of the fair values of our derivative instruments, which are not designated as hedges for accounting purposes and where such values are recorded in the consolidated balance sheets as of December 31, 2010 and March 31, 2011.

	2010		2011
	Balance sheet		Balance sheet
	location	Fair value	location	Fair value
		(In thousands)		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$82,960		$76,656
Commodity contracts	Long-term assets	147,417		76,455
Total asset derivatives		$230,377		$153,111

Liability derivatives not designated as hedges for accounting purposes:
Interest rate contracts	Current liabilities	$4,212	Current liabilities	$2,165

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

The following is a summary of realized and unrealized gains (losses) on derivative instruments and where such values are recorded in the consolidated statements of operations for the three months ended March 31, 2010 and 2011.

		Three months	Three months
	Statement of	ended	ended
	operations	March 31,	March 31,
	location	2010	2011
Realized gains on commodity contracts	Revenue	$12,271	29,238
Unrealized gains (losses) on commodity contracts	Revenue	98,812	(77,266)
Total gains on commodity contracts		111,083	(48,028)
Realized losses on interest rate contracts	Other expenses	(3,127)	(2,141)
Unrealized gains on interest rate contracts	Other expenses	1,525	2,046
Total losses on interest rate contracts		(1,602)	(95)
Net gains (losses) on derivative contracts		$109,481	(48,123)

The following table summarizes the valuation of investments and financial instruments by the fair value hierarchy described in note 1 at March 31, 2011:

	Fair value measurements using
	Quoted
	prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Derivatives asset (liability):
Fixed price commodity swaps	$—	153,111	—	153,111
Interest rate swaps	—	(2,165)	—	(2,165)
	$—	150,946	—	150,946

(Continued)

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and March 31, 2011

(8)                     Contingencies

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the historical audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission (Commission File No. 333-164876 .  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from our expectations include changes in commodity prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission and Part II, Item 1A.”Risk Factors” of this report. We do not undertake any obligation to publicly update any forward-looking statements.

Antero Resources Finance Corporation, which was formed to be the issuer of the $525 million principal amount of senior notes due 2017, is an indirect wholly owned subsidiary of Antero Resources LLC. In this section, references to “Antero,” “we,” “the Company,” “us,” “our” and “operating entities” refer to the corporations that conduct Antero Resources LLC’s operations (Antero Resources Corporation, Antero Resources Midstream Corporation (through November 5, 2010), Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation, Antero Resources Appalachian Corporation, and, beginning December 1, 2010, Antero Resources Bluestone LLC), unless otherwise indicated or the context otherwise requires. For more information on our organizational structure, see “Items 1 and 2. Business and Properties—Business—Corporate Sponsorship and Structure” included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission or note 1 to the consolidated financial statements included elsewhere in this report.

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

Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays.  Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to profitably grow our reserves and production, primarily through internally generated projects on our existing acreage.  As of December 31, 2010, our estimated proved reserves were 3,231 Bcfe, consisting of 2,544 Bcf of natural gas, 104 MMBbl of NGLs, and 10 MMBbl of oil.  As of December 31, 2010, 79% of our proved reserves were natural gas, 14% were proved developed and 87% were operated by us.  From December 31, 2006 through December 31, 2010, we grew our estimated proved reserves from 87 Bcfe to 3,231 Bcfe.  In addition, we grew our average daily production from 31 MMcfe/d for the year ended December 31, 2007 to 133 MMcfe/d for the year ended December 31, 2010.  For the year ended December 31, 2010, we generated cash flow from operations of $125.8 million, net income of $230.2 million and EBITDAX of $197.7 million.  For the three months ended March 31, 2011, we generated cash flow from operations of $70.2 million, a net loss of $58.9 million, and EBITDAX of $64.6 million.  See “Non-GAAP Financial Measure” included elsewhere in this report for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income (loss).

We have assembled a diversified portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and a repeatable drilling opportunities.  Our drilling opportunities are focused in the Marcellus Shale of the Appalachian Basin, the Woodford Shale of the Arkoma Basin (the Arkoma Woodford), the Fayetteville Shale of the Arkoma Basin, the Mesaverde tight sands, and the Mancos and Niobrara Shales in the Piceance Basin.  From inception, we have drilled and operated 380 wells through

December 31, 2010 with a success rate of approximately 97%.  Our drilling inventory consists of approximately 15,000 potential well locations, all of which are unconventional resource opportunities.  For information on the possible limitations on our ability to drill our potential locations, see “Item 1A.  Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

We believe we have secured sufficient long-term firm takeaway capacity on major pipelines that are in existence or currently under construction in each of our core operating areas to accommodate our existing production.  We own gathering lines and compression in the Appalachian Basin and gathering lines in the Piceance Basin.

On November 5, 2010, we sold our Oklahoma midstream assets and received approximately $259 million of net cash proceeds from the sale and realized a gain of approximately $148 million.  We used the proceeds to pay down advances on our senior secured revolving bank credit facility (Credit Facility) and thereby increase availability on our Credit Facility for working capital, drilling activities and property acquisitions.  We entered into long-term contracts with the purchaser of the midstream assets to continue to gather and process the Company’s Oklahoma gas production.  The terms of the Antero Resources LLC limited liability company operating agreement require us to make distributions sufficient to cover the members’ tax liabilities for taxable gains that are allocated to the members.  As a result of the gain on the sale of the midstream assets, we distributed $28.4 million to the members subsequent to December 31, 2010.

During the year ended December 31, 2010, we incurred approximately $332 million of capital expenditures for exploration and development of natural gas and oil properties.  Capital expenditures for exploration and development were allocated 48% to our Marcellus shale project in the Appalachian basin 33% to the Arkoma basin, and 19% to the Piceance Basin. Total capital expenditures during the year ended December 31, 2010, including exploration and development, leasehold acquisition, and gathering systems, were $423 million.  Our revised capital expenditure budget for 2011 as approved by our Board of Directors is $559 million, which includes $452 million for drilling and completion, $65 million for leasehold acquisitions, and $42 million for construction of gathering pipelines and facilities. Approximately 73% of the budget is allocated to the Marcellus Shale, 14% is allocated to the Woodford Shale and Fayetteville Shale, and 13% is allocated to the Piceance Basin.  For the three months ended March 31, 2011, our capital expenditures were approximately $121 million.  Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, commodity prices and drilling results.

As of March 31, 2011, we have entered into hedging contracts covering a total of approximately 359.2 Bcfe of our natural gas and oil production from April 1, 2011 through December 31, 2015 at a weighted average index price of $5.85 per Mcfe.  For the nine months ending December 31, 2011, we have hedged approximately 49.9 Bcfe of our production at a weighted average index price of $5.82 per Mcfe.

In May 2011, we and our lenders entered into an agreement to amend our Credit Facility.  The amendment provides for increasing the maximum Credit Facility from $1.0 billion to $1.5 billion.  The borrowing base was increased from $550 million to $900 million.  Current lender commitments total $750 million and can be increased to the full $900 million borrowing base upon approval of the lending bank group.  The maturity date of the Credit Facility was extended to May 2016.  The borrowing base is redetermined semiannually and the borrowing base depends on the amount of our proved oil and gas reserves and estimated cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2011.

We operate in one industry segment, which is the exploration, development and production of natural gas, NGLs, and oil, and all of our operations are conducted in the United States. Our gathering assets are primarily dedicated to supporting the natural gas volumes we produce.

Source of Our Revenues

Our production revenues are entirely from the continental United States and currently are comprised of approximately 88% natural gas, 8% natural gas liquids, and 4% oil. Natural gas and oil prices are inherently volatile and are influenced by many factors outside of our control. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we use derivative instruments to hedge future sales prices on a significant portion of our natural gas production. We currently use fixed price natural gas and oil swaps in which we receive a fixed price for future production in exchange for a payment of the variable market price received at the time future production is sold. At each period end we estimate the fair value of these swaps and recognize an unrealized gain or loss. We have not elected hedge accounting and, accordingly, the unrealized gains and losses on open positions are reflected currently in earnings. During the three months ended March 31, 2010 and 2011, we recognized significant unrealized commodity gains or losses on these swaps.  We expect continued volatility in the fair value of these swaps.

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

•                  Exploration expense.  These are geological and geophysical costs, including delay rentals and the costs of unsuccessful exploratory dry holes and unsuccessful leasing efforts.

•                  Impairment of unproved and proved properties.  These costs include unproved property impairment and costs associated with lease expirations. We could also record impairment charges for proved properties if the carrying value were to exceed estimated future cash flows. Through March 31, 2011, it has not been necessary to record any impairment for proved properties.

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

•                  Interest expense.  We finance a portion of our working capital requirements and acquisitions with borrowings under our Credit Facility. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions. We also have fixed interest at 9.375% on the senior notes having a principal balance of $525 million. We will likely continue to incur significant interest expense as we continue to grow. We have also entered into variable to fixed interest rate swaps to mitigate the effects of interest rate changes. We do not designate these swaps as hedges and therefore do not accord them hedge accounting treatment. Realized and unrealized gains or losses on these interest rate derivative instruments are included as a separate line item in other income (expense).

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011

The following table sets forth selected operating data for the three months ended March 31, 2010 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,		Amount of Increase	Percent
	2010	2011	(Decrease)	Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$51,727	$60,858	$9,131	18%
Natural gas liquids sales	2,225	5,585	3,360	151%
Oil sales	2,114	2,528	414	20%
Realized commodity derivative gains	12,271	29,238	16,967	138%
Unrealized commodity derivative gains (losses)	98,812	(77,266)	(176,078)	*
Gathering and processing	6,413	—	(6,413)	(100)%
Total operating revenues	173,562	20,943	(152,619)	(88)%
Operating expenses:
Lease operating expense	4,598	7,301	2,703	59%
Gathering, compression and transportation	10,141	17,150	7,009	69%
Production taxes	2,670	3,128	458	17%
Exploration expense	1,352	3,129	1,777	131%
Impairment of unproved properties	2,262	2,318	56	2%
Depletion depreciation and amortization	32,996	33,669	673	2%
Accretion of asset retirement obligations	73	96	23	32%
Expenses related to business acquisition	—	195	195	*
General and administrative	4,412	6,166	1,754	40%
Total operating expenses	58,504	73,152	14,648	25%
Operating income (loss)	115,058	(52,209)	(167,267)	*
Other income (expense):
Interest expense	(13,292)	(15,053)	(1,761)	(13)%
Realized interest rate derivative losses	(3,127)	(2,141)	986	(32)%
Unrealized interest rate derivative gains	1,525	2,046	521	34%
Total other expense	(14,894)	(15,148)	(254)	(2)%
Income (loss) before income taxes	100,164	(67,357)	(167,521)	*
Deferred income tax (expense) benefit	(11,318)	8,422	19,740	*
Net income (loss)	88,846	(58,935)	(147,781)	*
Non-controlling interest in net income of consolidated subsidiary	(1,241)	—	1,241	(100)%
Net income (loss) attributable to Antero members	$87,605	$(58,935)	$(146,540)	*
Production data:
Natural gas (Bcf)	10	15	5	50%
Oil (MBbl)	32	32	—	—%
NGLs (MBbl)(1)	134	126	(8)	(6)%
Combined (Bcfe)	11	16	5	47%
Daily combined production (MMcfe/d)	118	173	55	47%
Average prices before effects of hedges(2):
Natural gas (per Mcf)	$5.39	$4.16	$(1.23)	(23)%
Natural gas liquids (per Bbl)	49.89	44.38	(5.51)	(11)%
Oil (per Bbl)	$66.27	$79.60	$13.33	20%
Combined (per Mcfe)	$5.57	$4.43	$(1.14)	(20)%
Average realized prices after effects of hedges(2):
Natural gas (per Mcf)	$6.66	$6.17	$(0.49)	(7)%
Natural gas liquids (per Bbl)	49.89	44.38	(5.51)	(11)%
Oil (per Bbl)	$66.27	$74.94	$8.67	13%
Combined (per Mcfe)	$6.79	$6.31	$(0.48)	(7)%
Average Costs (per Mcfe):
Lease operating costs	$0.46	$0.47	$0.01	2%
Gathering, compression and transportation	$1.01	$1.10	$0.09	9%
Production taxes	$0.27	$0.20	$(0.07)	(26)%
Depletion, depreciation amortization and accretion	$3.28	$2.16	$(1.12)	(34)%
General and administrative	$0.44	$0.40	$(0.04)	(9)%

(1)                                  Effective January 1, 2011, we began realizing the value of our processed NGLs from the Piceance Basin as a result of a new processing agreement.  Because of their greater current significance, we have begun reporting our NGL revenues from both the Piceance and Arkoma Basins separately from natural gas sales in the first quarter of 2011.  We have also reclassified NGL revenues realized in the prior year period from natural gas sales.

In 2010, NGL quantities include NGLs retained by our midstream business as compensation for processing third-party gas under long-term contracts.  These quantities are not reflected in the per Mcfe data in this table. Our midstream business was sold in November 2010.

(2)                                  Average prices shown in the table reflect both of the before-and-after effects of our realized commodity hedging transactions. Our calculation of such after-effects includes realized gains or losses on cash settlements for commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGL production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts.  This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

*              Not meaningful or applicable

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, natural gas liquids, and oil increased from $56 million for the three months ended March 31, 2010 to $69 million for the three months ended March 31, 2011, an increase of $13 million, or 23%. Our production increased by 47% from 11 Bcfe for the three months ended March 31, 2010 to 16 Bcfe for the three months ended March 31, 2011 and prices decreased by 20%, before the effect of realized hedge gains. The net increase in revenues resulted from increased production volumes, which accounted for a $31 million increase in revenues (calculated as the increase in year-to-year volumes times the prior year average price) net of decreased revenues of $18 million caused by commodity price declines (calculated as the decrease in year-to-year average price times current year production volumes).

Commodity hedging activities.  To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed for variable swap contracts when management believes that favorable future sales prices for our natural gas production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive accounting hedge treatment and all mark-to-market gains or losses, as well as realized gains or losses on the derivative instruments, are recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these swap agreements as the future strip prices fluctuate from the fixed price we will receive on future production. For the three months ended March 31, 2010 and 2011, our hedges resulted in realized gains of $12 million and $29 million, respectively. For the three months ended March 31, 2010 and 2011, our hedges resulted in unrealized gains (losses) of $99 million and $(77) million, respectively.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Gathering and processing revenues.  Because we sold our Oklahoma midstream assets in the fourth quarter of 2010, we had no gathering and processing revenues for the three months ended March 31, 2011.  Gathering and processing revenues were $6 million for the three months ended March 31, 2010.

Lease operating expenses.  Lease operating expenses increased from $5 million for the three months ended March 31, 2010 to $7 million for the three months ended March 31, 2011, an increase of 59%, primarily because of increased total production, increased workover expenses in the Piceance Basin, and increased operating expenses on non-operated properties.  On a per unit basis, lease operating expenses increased in total from $0.46 per Mcfe for the three months ended March 31, 2010 to $0.47 for the three months ended March 31, 2011.

Gathering, compression and transportation.  Gathering, compression and transportation expense increased from $10 million for the three months ended March 31, 2010 to $17 million for the three months ended March 31, 2011 primarily due to an increase in production volumes and increased costs on firm transportation commitments.  On a total per unit basis, these expenses increased from $1.01 per Mcfe for the three months ended March 31, 2010 to $1.10 per Mcfe for the three months ended March 31, 2011.

Production taxes.  Total production taxes increased by approximately $0.5 million for the three months ended March 31, 2011 compared to the prior year period, primarily as a result of the increased production.  On a per unit basis, production taxes per Mcfe decreased by 26% from $0.27 to $0.20 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 4.8% for the three months ended March 31, 2010 compared to 4.5% for the three months ended March 31, 2011 because of lower commodity prices. Production taxes are primarily based on the wellhead values of production and the applicable rates vary across the areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the applicable production tax rates then in effect.

Exploration expense.  Exploration expense increased from $1 million for the three months ended March 31, 2010 to $3 million for the three months ended March 31, 2011 primarily because of an increase in dry hole costs.

Impairment of unproved properties.  Impairment of unproved properties was approximately $2 million for both of the three months ended March 31, 2010 and 2011.  We charge impairment expense for expired or soon to expire leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks or future plans to develop the acreage.

Depreciation, depletion and amortization (DD&A).  DD&A increased from $33 million for three months ended March 31, 2010 to $34 million for the three months ended March 31, 2011.  DD&A per Mcfe decreased by 34% from $3.28 per Mcfe during the three months ended March 31, 2010 to $2.16 per Mcfe during the three months ended March 31, 2011, primarily as a result of increased reserves in 2010.

We evaluate the impairment of our proved natural gas and oil properties on a field-by-field basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we reduce the carrying amount of the oil and gas properties to their estimated fair value. No impairment expenses were recorded for the three months ended March 31, 2010 or 2011 for proved properties.

General and administrative.  General and administrative expense increased from $4 million for the three months ended March 31, 2010 to $6 million for the three months ended March 31, 2011 primarily as a result of increased staffing levels related to growth in levels of exploration and production as well as an increase in other expenses related to the growth of the Company.  On a per unit basis, general and administrative expense decreased by 9%, from $0.44 per Mcfe during the three months ended March 31, 2010 to $0.40 per Mcfe during the three months ended March 31, 2011 due to 47% production growth.

Interest expense and realized and unrealized gains and losses on interest rate derivatives.  Interest expense increased from $13 million for the three months ended March 31, 2010 to $15 million during the three months ended March 31, 2011 due to increased borrowings on the Credit Facility.  Additionally, the full amount of the 9.375% senior notes of $525 million was not outstanding during the entire three months ended March 31, 2010.  Interest expense includes approximately $1 million of non-cash amortization of deferred financing costs for the three months ended March 31, 2010 and 2011, respectively.

We have entered into various variable-to-fixed interest rate swap agreements that hedge our exposure to interest rate variations on our Credit Facility and the previously outstanding second lien term loan facility. At March 31, 2011, one of these swaps remains outstanding with a notional amount of $225 million and a fixed pay rate of 4.11%.  This swap expires in July 2011.  During the three months ended March 31, 2011, we realized a loss on interest rate swap agreements of $2 million; whereas, during the three months ended March 31, 2010, we had a realized loss on interest rate swap agreements of $3 million. At March 31, 2011, the estimated fair value of our interest rate swap agreement was a liability of $2 million, which is included in current liabilities. As of March 31, 2011, we were in a liability position on the interest rate swap because of the large decline in interest rates since entering into the agreement.

Income tax expense.  Income tax expense reflects the fact that each of the operating entities files separate federal and state income tax returns; therefore, our provision for income taxes consists of the sum of our income tax provisions for each of the operating entities. None of the operating entities has taxable income in either the current or prior years, which is primarily attributable to the differing book and tax treatment of unrealized derivative gains and intangible drilling costs. Accordingly, valuation allowances have generally been established against net operating loss (NOLs) carryforwards to the extent that such NOLs exceed net deferred tax liabilities, resulting in no income tax expense or benefit for those subsidiaries having deferred tax assets in excess of deferred tax liabilities. We have not recognized the full value of these NOLs on our balance sheet because our management team believes it is more likely than not that we will not realize a future benefit for the full amount of the loss carryforwards over time.

Certain subsidiaries had net deferred tax liabilities at March 31, 2011, resulting from unrealized gains on commodity derivatives and basis differences in assets.  The credit for deferred income tax expense of $8 million during the three months ended March 31, 2011 resulted from the decline in the unrealized gains on commodity derivatives during the quarter.

At December 31, 2010, the operating entities had a combined total of approximately $509 million of NOLs, which expire starting in 2024 and through 2030.  Congress recently proposed legislation that would eliminate or limit future deductions for intangible drilling costs and could significantly affect our future taxable position. The impact of any change will be recorded in the period that legislation is enacted.

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $52 million and $70 million for the three months ended March 31, 2010 and 2011, respectively. The increase in cash flow from operations from the three months ended March 31, 2010 to the three months ended March 31, 2011 was primarily the result of increased production volumes and revenues, net of the increase in cash operating costs, interest expense, and changes in working capital levels.

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

Cash Flow Used in Investing Activities

During the three months ended March 31, 2010 and 2011, we had cash flows used in investing activities of $66 million and $121 million, respectively, as a result of our capital expenditures for drilling, development and acquisition costs. The increase in cash used in investing activities for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was a result of higher levels of drilling activity. We expect that our cash used in investing activities will increase for the remainder of 2011 compared to the rate of spending during the first quarter based on our current capital budget and planned drilling activities.

Our revised capital budget for 2011 is $559 million. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2011 of $42 million was primarily the result of borrowings on the Credit Facility of $70 million, net of $28 million of distributions to members.  The distribution to members was required by the limited liability operating agreement to cover income taxes owed by the members as a result of the gain realized on the sale of the Oklahoma midstream assets in the fourth quarter of 2010.  Net cash provided by financing activities of $10 million during the three months ended March 31, 2010, was primarily the result of the issuance of $156 million of senior notes, net of $4 million of related issuance costs and $142 million of repayments on the Credit Facility.

Credit Facility.  In May 2011, we and our lenders entered into an agreement to amend our Credit Facility.  The amendment provides for increasing the Credit Facility $1.0 billion to $1.5 billion.  The borrowing base was increased from $550 million to $900 million.  Current lender commitments total $750 million and can be increased to the full $900 million borrowing base upon approval of the lending bank group.  The maturity date of the Credit Facility was extended to May 2016.  The borrowing base is redetermined semiannually and the borrowing base depends on the amount of our proved oil and gas reserves and estimated cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2011.

As of March 31, 2011, we had borrowings outstanding under our Credit Facility of $170 million and letters of credit outstanding of approximately $19 million.  As of December 31, 2010, we had $118 million of outstanding borrowings and letters of credit.  The credit facility is secured by mortgages on substantially all of our properties and guarantees from the operating entities. Interest is payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.

The Credit Facility contains certain covenants, including restrictions on indebtedness, asset sales, investments, liens, dividends, and certain other transactions without the prior consent of the lenders.  We are required to maintain the following two financial ratios:

•                  a current ratio, which is the ratio of our consolidated current assets to our consolidated current liabilities, of not less than 1.0 to 1.0 as of the end of each fiscal quarter; and

•                  a leverage ratio, which is the ratio of our consolidated funded indebtedness (minus amounts of unsatisfied capital calls) as of the end of such fiscal quarter to our consolidated EBITDAX for the trailing four fiscal quarter period, of not greater than 4.50 to 1.0 until the fiscal quarter ending March 31, 2012, when the maximum leverage ratio will decrease to 4.0 to 1.0.

We were in compliance with such covenants and ratios as of December 31, 2010 and as of March 31, 2011.

As of December 31, 2010 and March 31, 2011, borrowings and letters of credit outstanding under our Credit Facility totaled $118 million and $189 million, respectively, and had a weighted average interest rate (excluding the impact of our interest rate swaps) of 2.56% and 2.75%, respectively.

Senior Notes.  We have $525 million of 9.375% senior notes outstanding which are due December 1, 2017.  The notes are unsecured and subordinate to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries.  Interest on the notes is payable on June 1 and December 1 each year.  Antero Finance may redeem all or part of the notes at any time on or after December 1, 2013 at redemption prices ranging from 104.688% on or after December 1, 2013 to 100.00% on or after December 1, 2015.  In addition, on or before December 1, 2012, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 109.375%.  At any time prior to December 1, 2013, Antero Finance may also redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium.  If Antero Resources LLC undergoes a change of control, Antero Finance may be required to offer to purchase notes from the holders.

The senior notes indenture contains restrictive covenants and a minimum interest coverage ratio requirement of 2.25:1.  We were in compliance with such covenants and the coverage ratio requirement as of December 31, 2010 and March 31, 2011.

Treasury Management Facility.  On September 14, 2010, the Company executed a stand-alone revolving note with a lender under the Credit Facility which provides for up to $7.5 million of cash management obligations in order to facilitate the Company’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on September 12, 2011. At March 31, 2011 there were no outstanding borrowings under this facility.

Note Payable.  The Company assumed a $25 million unsecured note payable in the business acquisition consummated on December 1, 2010.  The note bears interest at 9% and is due December 1, 2013.

Interest Rate Hedges.  We have entered into variable to fixed interest rate swap agreements which hedge our exposure to interest rate variations on our Credit Facility and previously outstanding second lien term loan facility. At March 31, 2011, we had one interest rate swap outstanding for a notional amount of $225 million with a fixed pay rate of 4.11% with a term expiring in July 2011. During the three months ended March 31, 2010 and 2011, we had realized losses on interest rate swap agreements of $3 and $2 million, respectively, and unrealized gains of approximately $2 million in each year.    We did not settle the interest rate swap related to the $225.0 million second lien term facility when it was repaid in November 2009; therefore, the interest rate swap outstanding at December 31, 2010 and March 31, 2011 does not have debt associated with it.

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

There are significant limitations to using EBITDAX as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies, and the different methods of calculating EBITDAX reported by different companies. The following table represents a reconciliation of our net income to EBITDAX for the year ended December 31, 2010 and the three months ended March 31, 2010 and 2011:

	Year Ended December 31,	Three Months Ended March 31,
	2010	2010	2011
		(in thousands)
Net income (loss) attributable to Antero members	$228,628	$87,605	$(58,935)
Unrealized (gains) losses on derivative contracts	(170,571)	(98,812)	77,266
Gain on sale of Oklahoma midstream assets	(147,559)
Interest expense and other	59,140	14,894	15,148
Provision (benefit) for income taxes	30,009	11,318	(8,422)
Depreciation, depletion, amortization and accretion	134,272	33,069	33,765
Impairment of unproved properties	35,859	2,262	2,318
Exploration expense	24,794	1,352	3,129
Other	3,106	37	366
EBITDAX	$197,678	$51,725	$64,635

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. Our more significant accounting policies and estimates include the successful efforts method of accounting for oil and gas production activities, estimates of natural gas and oil reserve quantities and standardized measures of future cash flows, and impairment of unproved properties. We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our Annual Report on Form 10-K for the year end December 31, 2010 on file with the Securities and Exchange Commission. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements. Also, see Note 2 of the notes to our audited consolidated financial statements, included in the Form 10-K for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2011 that had a significant effect on the Company’s financial reporting.

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

To mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our natural gas and oil production when management believes that favorable future prices can be secured. We typically hedge a fixed price for natural gas at our sales points (New York Mercantile Exchange (“NYMEX”) less basis) to mitigate the risk of differentials to the Centerpoint East, CIG Hub, Transco Zone 4 and Columbia Gas Transmission (CGTAP), and Dominion South Indices.

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

At December 31, 2010 and March 31, 2011, we had in place natural gas and oil swaps covering portions of production from 2011 through 2015. Our hedge position as of March 31, 2011 is summarized in note 7 to our consolidated financial statements included elsewhere in this report.  Our Credit Facility allows us to hedge up to 85% of our estimated production from proved reserves for up to 12 months in the future, 80% for 13 to 24 months in the future, 75% for 25 to 36 months in the future, 70% for 37 to 48 months in the future and 65% for 49 to 60 months in the future. Based on our production for the three months ended March 31, 2011 and our fixed price swap contracts in place during that period, our income before taxes for the three months ended March 31, 2011 would have decreased by approximately $0.2 million for each $0.10 decrease per MMBtu in natural gas prices.

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

Mark-to-market adjustments of derivative instruments produce earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled. We expect continued volatility in the fair value of our derivative instruments. Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty. At December 31, 2010, the estimated fair value of our commodity derivative instruments was a net asset of $230 million comprised of current and noncurrent assets. At March 31, 2011, the estimated fair value of our commodity derivative instruments was a net asset of $153 million comprised of current and noncurrent assets.

By removing price volatility from a portion of our expected natural gas production through December 2015, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have economic hedges in place with nine different counterparties, all but one of which are lenders in our Credit Facility. As of March 31, 2011, derivative positions with JP Morgan, BNP Paribas, Dominion Field Services, Wells Fargo, Credit Agricole, Credit Suisse,  Barclays, Union Bank, and KeyBank accounted for approximately 46%, 23%, 11%, 5%, 4%,  4%, 3%, 3%, and 1%,  respectively, of the net fair value of our commodity derivative assets position. We believe all of these institutions currently are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our contracts, nor are they required to provide credit support to us. As of March 31, 2011, we have no past due receivables from or payables to any of our counterparties.

Interest Rate Risks and Hedges

During the three months ended March 31, 2011, we had indebtedness outstanding under our Credit Facility, which has a floating interest rate. The average annual interest rate incurred on this indebtedness for the three months ended March 31, 2011, was approximately 2.7%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2011, would have resulted in an estimated $300,000 increase in interest expense for the three months ended March 31, 2011 before giving effect to interest rate swaps. During the three months ended March 31, 2011, a significant part of our indebtedness consisted of fixed rate 9.375% senior notes due 2017 having an outstanding principal amount of $525 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are party to various legal proceedings and claims in the ordinary course of its business. We believe certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity. For a discussion of certain legal matters in which we are involved, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission (File No. 333-164876).  Other than as described below there have been no material changes to the legal matters described in the Form 10-K.

We have received orders for compliance from federal regulatory agencies relating to certain of our activities in West Virginia. The orders allege that certain of our operations are in non-compliance with certain environmental regulations, such as unpermitted discharges of fill material into wetlands or waters of the United States. We are currently investigating these matters and any outcome cannot be predicted with certainty. No fine or penalty relating to these matters has been proposed at this time, and our management team does not expect these matters to have a material adverse effect on our financial statements.

Item 1A.  Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission (File No. 333-164876). The risks described in the Annual Report on Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  There have been no material changes to the risks described in the Annual Report on Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

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

10.1*

First Amendment to the Fourth Amended And Restated Credit Agreement, dated as of May 12, 2011, among Antero Resources Corporation, Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation and Antero Resources Appalachian Corporation, as Borrowers, certain subsidiaries of Borrowers, as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

ANTERO RESOURCES FINANCE CORPORATION

Date: May 16, 2011	By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)