Form 10-Q
period 2011-06-30
Antero Resources Finance Corp
filed 2011-08-12
CIK 1483714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs, and oil. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas and oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K For the Year Ended December 31, 2010 on file with the Securities and Exchange Commission (Commission File No. 333-164876) and in Part II, Item 1A-”Risk Factors” of this Quarterly Report on Form 10-Q.

Reserve engineering is a process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price

ii

and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of natural gas and oil that are ultimately recovered.

Should one or more of the risks or uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2010 or in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, express or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANTERO RESOURCES LLC

Consolidated Balance Sheets

December 31, 2010 and June 30, 2011

(Unaudited)

(In thousands)

	2010	2011
Assets
Current assets:
Cash and cash equivalents	$8,988	3,943
Accounts receivable — trade, net of allowance for doubtful accounts of $272 and $181 in 2010 and 2011, respectively	30,971	30,260
Accrued revenue	24,868	36,762
Prepaid expenses	7,087	8,644
Derivative instruments	82,960	91,295
Inventories	2,031	3,219
Total current assets	156,905	174,123
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	737,358	757,832
Producing properties	1,762,206	2,006,506
Gathering systems and facilities	85,404	119,357
Other property and equipment	5,975	6,775
	2,590,943	2,890,470
Less accumulated depletion, depreciation, and amortization	(431,181)	(503,829)
Property and equipment, net	2,159,762	2,386,641
Derivative instruments	147,417	159,632
Other assets, net	22,203	23,221
Total assets	$2,486,287	2,743,617

ANTERO RESOURCES LLC

Consolidated Balance Sheets

December 31, 2010 and June 30, 2011

(Unaudited)

(In thousands)

	2010	2011
Liabilities and Equity
Current liabilities:
Accounts payable	$82,436	85,838
Accrued expenses	21,746	26,126
Revenue distributions payable	29,917	41,359
Advances from joint interest owners	1,478	3,965
Derivative instruments	4,212	—
Deferred income tax liability	12,694	15,498
Total current liabilities	152,483	172,786
Long-term liabilities:
Bank credit facility	100,000	325,000
Senior notes	527,632	527,481
Long-term note	25,000	25,000
Asset retirement obligations	5,374	5,842
Deferred income tax liability	77,489	100,048
Other long-term liabilities	3,322	5,643
Total liabilities	891,300	1,161,800
Equity:
Members’ equity	1,489,806	1,460,948
Accumulated earnings	105,181	120,869
Total equity	1,594,987	1,581,817
Total liabilities and equity	$2,486,287	2,743,617

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Consolidated Statements of Operations

Three Months Ended June 30, 2010 and 2011

(Unaudited)

(In thousands)

	2010	2011
Revenue:
Natural gas sales	$40,268	86,695
Natural gas liquids sales	2,619	7,976
Oil sales	2,303	2,888
Realized and unrealized gain on commodity derivative instruments (including unrealized gains of $10,148 and $97,814 in 2010 and 2011, respectively)	26,324	117,135
Gas gathering and processing revenue	6,076	—
Total revenue	77,590	214,694
Operating expenses:
Lease operating expenses	6,277	7,683
Gathering, compression and transportation	10,757	19,807
Production taxes	1,932	4,109
Exploration expenses	2,047	2,304
Impairment of unproved properties	18,285	782
Depletion, depreciation and amortization	32,265	38,979
Accretion of asset retirement obligations	75	109
General and administrative	4,757	8,207
Loss on sale of assets	—	8,700
Total operating expenses	76,395	90,680
Operating income	1,195	124,014
Other expense:
Interest expense	(13,965)	(15,606)
Realized and unrealized gains on interest derivative instruments, net (including unrealized gains of $1,949 and $2,165 in 2010 and 2011, respectively	(223)	—
Total other expense	(14,188)	(15,606)
Income (loss) before income taxes	(12,993)	108,408
Income tax expense	(2,862)	(33,785)
Net income (loss)	(15,855)	74,623
Noncontrolling interest in net income of consolidated subsidiary	(552)	—
Net income (loss) attributable to Antero equity owners	$(16,407)	74,623

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Consolidated Statements of Operations

Six Months Ended June 30, 2010 and 2011

(Unaudited)

(In thousands)

	2010	2011
Revenue:
Natural gas sales	$92,508	147,553
Natural gas liquids sales	4,331	13,561
Oil sales	4,417	5,416
Realized and unrealized gain on commodity derivative instruments (including unrealized gains of $108,960 and $20,549 in 2010 and 2011, respectively)	137,407	69,107
Gas gathering and processing revenue	12,489	—
Total revenue	251,152	235,637
Operating expenses:
Lease operating expenses	10,875	14,984
Gathering, compression and transportation	20,898	36,957
Production taxes	4,602	7,237
Exploration expenses	3,399	5,433
Impairment of unproved properties	20,547	3,100
Depletion, depreciation and amortization	65,261	72,648
Accretion of asset retirement obligations	148	205
General and administrative	9,168	14,568
Loss on sale of compressor station	—	8,700
Total operating expenses	134,898	163,832
Operating income	116,254	71,805
Other income expense:
Interest expense	(27,257)	(30,660)
Realized and unrealized gains on interest derivative instruments, net (including unrealized gains of $3,474 and $4,212 in 2010 and 2011, respectively)	(1,825)	(94)
Total other expense	(29,082)	(30,754)
Income before income taxes	87,172	41,051
Income tax expense	(14,180)	(25,363)
Net income	72,992	15,688
Noncontrolling interest in net income of consolidated subsidiary	(1,793)	—
Net income attributable to Antero equity owners	$71,199	15,688

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2011

(Unaudited)

(In thousands)

	2010	2011
Cash flows from operating activities:
Net income	$72,992	15,688
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	65,261	72,648
Dry hole costs	360	3,044
Impairment of unproved properties	20,547	3,100
Accretion of asset retirement obligations	148	205
Accretion of bond discount (premium), net	(207)	(151)
Amortization and write-off of deferred financing costs	2,048	1,617
Unrealized gains on derivative instruments, net	(112,434)	(24,762)
Deferred taxes	14,180	25,363
Loss on sale of assets	—	8,700
Changes in current assets and liabilities:
Accounts receivable	6,228	712
Accrued revenue	(4,724)	(11,894)
Other current assets	(10,792)	(2,745)
Accounts payable	3,804	(252)
Other liabilities	(2,498)	6,701
Revenue distributions payable	5,485	11,442
Advances from joint interest owners	506	2,487
Net cash provided by operating activities	60,904	111,903
Cash flows from investing activities:
Additions to unproved properties	(15,723)	(45,960)
Drilling costs	(139,136)	(229,122)
Additions to gathering systems and facilities	(6,536)	(49,953)
Additions to other property and equipment	(413)	(799)
Proceeds from asset sales	—	15,379
Increase in other assets	(576)	(2,635)
Net cash used in investing activities	(162,384)	(313,090)
Cash flows from financing activities:
Issuance of senior notes	156,000	—
Borrowings on bank credit facility	85,994	255,000
Payments on bank credit facility	(142,080)	(30,000)
Payments of deferred financing costs	(3,788)
Distribution to members	—	(28,858)
Other	(1,258)	—
Net cash provided by financing activities	94,868	196,142
Net decrease in cash and cash equivalents	(6,612)	(5,045)
Cash and cash equivalents, beginning of period	10,669	8,988
Cash and cash equivalents, end of period	$4,057	3,943
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(31,918)	(29,150)
Supplemental disclosure of noncash investing activities:
Changes in accounts payable for additions to properties, gathering systems and facilities	$28,560	3,654

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Notes to Consolidated Financial Statements

December 31, 2010 and June 30, 2011

(1)       Organization

Antero Resources LLC, a limited liability company, and its consolidated subsidiaries (collectively referred to as the “Company,” “we”, or “our”) are engaged in the exploration for and the production of natural gas, natural gas liquids (“NGLs”), and oil onshore in the United States in unconventional reservoirs, which can generally be characterized as fractured shales and tight sand formations. Our properties are primarily located in the Appalachian Basin in West Virginia and Pennsylvania, the Arkoma Basin in Oklahoma, and the Piceance Basin in Colorado. We also have certain midstream gathering and pipeline operations, which are ancillary to our interests in producing properties in these basins. Our corporate headquarters are in Denver, Colorado.

Our consolidated financial statements as of December 31, 2010 and June 30, 2011 include the accounts of Antero Resources LLC and its directly and indirectly owned subsidiaries. The subsidiaries include Antero Resources Corporation (“Antero Arkoma”), Antero Resources Piceance Corporation (“Antero Piceance”), Antero Resources Pipeline Corporation (“Antero Pipeline”), Antero Resources Appalachian Corporation and its subsidiary, Antero Resources Bluestone LLC (collectively, “Antero Appalachian”), and Antero Resources Finance Corporation (“Antero Finance”) (collectively, the “Antero Entities”).

(2)       Basis of Presentation and Significant Accounting Policies

(a)       Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the December 31, 2010 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The December 31, 2010 consolidated financial statements have been filed with the SEC in Antero Resources Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2011, the results of its operations for the three and six months ended June 30, 2010 and 2011, and its cash flows for the six months ended June 30, 2010 and 2011.  All significant intercompany accounts and transactions have been eliminated. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors.

The Company’s exploration and production activities are accounted for under the successful efforts method.

As of the date these financial statements were filed with the Securities and Exchange Commission, the company completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified except as described in note 10.

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

The Company and its subsidiaries have combined net operating loss carryforwards (“NOLs”) as of December 31, 2010 of approximately $509 million. The Company’s deferred tax assets relate primarily to NOLs and its deferred tax liabilities relate primarily to oil and gas properties and unrealized gains on derivative instruments. In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more likely than not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the lack of historical profitable operations and based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will not realize the benefits of all of these deductible differences and has recorded valuation allowances in those subsidiaries having net deferred tax assets to the extent deferred tax assets exceed their deferred tax liabilities. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company’s income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 34% to consolidated income for the six month periods ended June 30, 2010 and 2011 primarily because of changes in the valuation allowance resulting from deferred tax liabilities arising in the period.

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

Impairment of unproved properties during the six months ended June 30, 2011 and 2010 was $3.1 million and $20.6 million, respectively.

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

(3)       Credit Facilities

(a)       Bank Credit Facility

The Company has a senior secured revolving bank credit facility (the “Credit Facility”) with a consortium of bank lenders. The maximum amount of the Credit Facility is $1.5 billion. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and hedge positions and are subject to regular semiannual redeterminations.  As of June 30, 2011, the borrowing base was $900 million. In connection with the issuance of $400 million of senior notes subsequent to June 30, 2011 (see note 10), the borrowing base was reduced to $800 million. Current lender commitments total $750 million and can be increased to the full $800 million borrowing base upon approval of the lending bank group.  The maturity date of the Credit Facility is May 12, 2016.  The next redetermination is scheduled to occur in October 2011.

The Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all of the financial debt covenants under the Credit Facility as of December 31, 2010 and June 30, 2011.

As of June 30, 2011, the Company had an outstanding balance under the Credit Facility of $325 million, with a weighted average interest rate of 2.26%, and outstanding letters of credit of approximately $19 million. As of December 31, 2010, the Company had an outstanding balance under the Credit Facility of $100 million, with a weighted average interest rate of 2.56%, and outstanding letters of credit of approximately $18 million.

(b)       Senior Notes

On November 17, 2009, an indirect wholly owned finance subsidiary of Antero Resources LLC, Antero Finance, issued $375 million of 9.375% senior notes due December 1, 2017 at a discount of $2.6 million. In January 2010, Antero Finance issued an additional $150 million of the same series of 9.375% senior notes at a premium of $6 million. The notes are unsecured and effectively subordinated to the Company’s Credit Facility to the extent of the value of the collateral securing the Credit Facility. The notes are guaranteed on a full and unconditional basis and joint and severally by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries. Interest on the notes is payable on June 1 and December 1 of each year. Antero Finance may redeem all or part of the notes at any time on or after December 1, 2013 at redemption prices ranging from 104.688% on or after December 1, 2013 to 100.00% on or after December 1, 2015. In addition, on or before December 1, 2012, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 109.375%. At any time prior to December 1, 2013, Antero Finance may also redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium. If Antero Resources LLC undergoes a change of control, Antero Finance may be required to offer to purchase notes from the holders. Antero Resources LLC, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

(c)        Treasury Management Facility

The Company has a stand-alone revolving note with a lender under the senior credit facility which provides for up to $7.5 million of cash management obligations in order to facilitate the Company’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on September 12, 2011. There were no borrowings outstanding under this facility at December 31, 2010 or June 30, 2011.

(d)       Note Payable

The Company assumed a $25 million unsecured note payable in the business acquisition consummated on December 1, 2010. The note bears interest at 9% and is due December 1, 2013.

(4)       Ownership Structure

At December 31, 2010 and June 30, 2011, the outstanding units in Antero Resources LLC are summarized as follows:

Units
authorized
and issued
Class I units	107,281,058
Class A and B units	40,007,463
Class A and B profits units	19,726,873
167,015,394

At June 30, 2011, 164,927 units are outstanding and not vested under the terms of the preferred and common stock awards in the Antero Entities for which they were exchanged.

None of the three classes of outstanding units are entitled to current cash distributions or are convertible into indebtedness. The Company has no obligation to repurchase these units at the election of the unitholders.

In the event of a distribution from Antero Resources LLC, amounts available for distribution are distributed according to a formula set forth in the Company’s limited liability company agreement that takes into account the relative priority of the various classes of units outstanding. In the event of a distribution due to the disposition of an individual Antero Entity, a portion of the proceeds is allocated to the employees of the Company based on a requisite return financial threshold. In general, distributions are made first to holders of the Class I units until they have received their investment amount and an 8% special allocation and then, as a group, to the holders of all classes of units together. The Class I units participate on a pro rata basis with the other classes of units in funds available for distributions in excess of the Class I unit investment and special allocation amounts.

At December 31, 2010 and June 30, 2011, the Class I units have an aggregate liquidation priority, including the special allocation of 8% per annum, of $1.86 billion and $1.92 billion, respectively.

During the six months ended June 30, 2011, the Company distributed $28.9 million to its members to cover their tax liabilities resulting from the sale of the Company’s Oklahoma midstream assets during the fourth quarter of 2010.

(5)       Financial Instruments

The carrying values of trade receivables, trade payables, and the Credit Facility at December 31, 2010 and June 30, 2011 approximated market value. The carrying value of the Credit Facility at December 31, 2010 and June 30, 2011 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data, the fair value of the Company’s senior notes was approximately $549 million and $563 million at December 31, 2010 and June 30, 2011, respectively.

(6)       Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2011 (in thousands):

Asset retirement obligations — beginning of period	$5,374
Obligations incurred	263
Accretion expense	205
Asset retirement obligations — end of period	$5,842

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

For the six months ended June 30, 2010 and 2011, the Company was party to natural gas fixed price swaps. When actual commodity prices exceed the fixed price provided by the swap contracts, the Company pays the excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, the Company receives the difference from the counterparty. The Company’s natural gas swaps have not been designated as hedges for accounting purposes; therefore, all gains and losses were recognized in income currently.

As of June 30, 2011, derivative positions with JP Morgan, BNP Paribas, Wells Fargo, Dominion Field Services,  Barclays, Credit Suisse, Union Bank, and KeyBank accounted for approximately 42%, 23%, 11%, 8%, 8%, 6%, 1%, and 1%, respectively, of the net fair value of our commodity derivative assets position. The Company has no collateral from any counterparties. All but one of our commodity and interest rate derivative positions are with institutions that have a position in our Credit Facility and are secured by the collateral pledged on the Credit Facility and cross default provisions between the Credit Facility and the derivative instruments. At June 30, 2011, there are no past due receivables from or payables to any of our counterparties.

As of June 30, 2011, the Company has entered into fixed price natural gas swaps in order to hedge a portion of its natural gas production from July 1, 2011 through December 31, 2016 as summarized in the following table. Hedge agreements referenced to the Centerpoint and Transco Zone 4 indices are for production in the Arkoma Basin. Hedge agreements referenced to the CIG and NYMEX-WTI indices are for production in the Piceance Basin. Hedge agreements referenced to the CGTAP and Dominion indices are for production from the Appalachian Basin.

			Weighted
			average
	Natural gas	Oil	index
	MMbtu/day	Bbls/day	price
Six months ending December 31, 2011:
CIG	45,000		$5.51
Transco zone 4	55,000		6.11
CGTAP	95,526		5.51
Dominion	4,260		8.16
NYMEX-WTI		300	88.75

Year ending December 31, 2012:
CIG	55,000		$5.51
Transco zone 4	45,000		6.60
CGTAP	115,556		5.64
Dominion	53,318		5.34
NYMEX-WTI		300	90.20

Year ending December 31, 2013:
CIG	60,000		$5.54
Transco zone 4	40,000		6.51
CGTAP	72,631		5.94
Dominion	81,702		5.36
NYMEX-WTI		300	90.30

Year ending December 31, 2014:
CIG	50,000		$5.84
Transco zone 4	20,000		6.51
CGTAP	120,000		5.96
Dominion	100,000		5.51
Centerpoint	10,000		6.20

Year ending December 31, 2015:
CIG	60,000		$5.29
Transco zone 4	20,000		5.58
CGTAP	60,000		5.89
Dominion	190,000		5.81

Year ending December 31, 2016:
CGTAP	10,000		$5.95

(b)       Interest Rate Derivatives

The Company has entered into various floating-to-fixed interest rate swap derivative contracts to manage exposures to changes in interest rates from variable rate obligations under the Credit Facility. Under the swaps, the Company made payments to the swap counterparty when the variable LIBOR three-month rate fell below the fixed rate or receives payments from the swap counterparty when the variable LIBOR three-month rate increased above the fixed rate. The Company has no outstanding swap agreements at June 30, 2011.

(c)        Summary

The following is a summary of the fair values of our derivative instruments, which are not designated as hedges for accounting purposes and where such values are recorded in the consolidated balance sheets as of December 31, 2010 and June 30, 2011.

		December 31,
	Balance sheet	2010	June 30, 2011
	location	Fair value	Fair value
		(In thousands)	(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$82,960	$91,295
Commodity contracts	Long-term assets	147,417	159,632
Total asset derivatives		$230,377	$250,927

Liability derivatives not designated as hedges for accounting purposes:
Interest rate contracts	Current liabilities	$4,212	$—

The following is a summary of realized and unrealized gains (losses) on derivative instruments and where such values are recorded in the consolidated statements of operations for the three months and six months ended June 30, 2010 and 2011:

	Statement of operations location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Realized gains on commodity contracts	Revenue	$16,176	28,447	19,320	48,558
Unrealized gains on commodity contracts	Revenue	10,148	108,960	97,815	20,549
Total gains on commodity contracts		26,324	137,407	117,135	69,107
Realized losses on interest rate contracts	Other income (expense)	(2,172)	(5,299)	(2,165)	(4,306)
Unrealized gains on interest rate contracts	Other income (expense)	1,949	3,474	2,165	4,212
Total losses on rate contracts		(223)	(1,825)	—	(94)
Net gains on derivative contracts		$26,101	135,582	117,135	69,013

The following table summarizes the valuation of investments and financial instruments by the fair value hierarchy described in note 1 at June 30, 2011:

Fair value measurements using
Quoted
prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Derivatives asset:
Fixed price commodity swaps	$—	250,927	—	250,927

(8)      Loss on Sale of West Virginia Compressor Station

On April 29, 2011, the Company sold a compressor station that it had constructed in West Virginia to a third-party provider of field compression services for $7.3 million.  An $8.7 million loss was recognized on the sale.  On the same date, the Company amended an existing service agreement with this third-party to provide compression services at this location for a term of 84 months.

(9)       Contingencies

In March 2011, the Company received orders for compliance from the U.S. Environmental Protection Agency relating to certain of our activities in West Virginia.  The orders allege that certain of our operations at several well sites are in non-compliance with certain environmental regulations pertaining to unpermitted discharges of fill material into wetlands or waters that are potentially in violation of the Clean Water Act.  We have responded to all pending orders and are actively cooperating with the relevant agencies.  No fine or penalty relating to these matters has been proposed at this time, but we believe that these actions will result in monetary sanctions exceeding $100,000.  We are unable to estimate the total amount of such monetary sanctions or costs to remediate these locations in order to bring them into compliance with applicable environmental laws and regulations.

The Company has been named in separate lawsuits in Colorado and Pennsylvania in which the plaintiffs have alleged that our oil and natural gas activities exposed them to hazardous substances and damaged their properties and their persons.  The plaintiffs have requested unspecified damages and other injunctive or equitable relief.  The Company denies any such allegations and intends to vigorously defend itself against these actions.  We are unable to estimate the amount of monetary or other damages, if any, that might result from these claims.

The Company is party to various other legal proceedings and claims in the ordinary course of its business. The Company believes certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

(10)         Subsequent Event

On August 1, 2011, Antero Finance issued $400 million of 7.25% senior notes due August 1, 2019 at par. The notes are unsecured and effectively subordinated to the Company’s Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The notes rank pari passu to the existing 9.375% senior notes.  The notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries.  Interest on the notes is payable on August 1 and February 1 of each year, commencing on February 1, 2012.  Antero Finance may redeem all or part of the notes at any time on or after August 1, 2014 at redemption prices ranging from 105.438% on or after August 1, 2014 to 100.00% on or after August 1, 2017.  In addition, on or before August 1, 2014, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.25% of the principal amount of the notes, plus accrued interest.  At any time prior to August 1, 2014, Antero Finance may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest.  If a change of control (as defined in the bond indenture) occurs at any time prior to January 1, 2013, Antero Finance may, at its option, redeem all, but not less than all, of the notes at a redemption price equal to 110% of the principal amount of the notes, plus accrued interest.  If Antero Finance has not exercised its optional redemption rights upon a change of control, the note holders will have the right to require Antero Finance to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes, plus accrued interest.

The Company used the proceeds from the offering of the notes to repay borrowings outstanding under its Credit Facility, for development of oil and gas properties, and for general corporate purposes.  In accordance with the terms of the senior credit facility, the borrowing base under the Credit Facility was reduced $0.25 for every $1 of additional indebtedness, to $800 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the historical audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from our expectations include changes in commodity prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A.”Risk Factors” of this report. We do not undertake any obligation to publicly update any forward-looking statements.

Antero Resources Finance Corporation (“Antero Finance”), which was formed to be the issuer of the $525 million principal amount of senior notes due 2017 and the $400 million principal amount of senior notes due 2019, is an indirect wholly owned subsidiary of Antero Resources LLC. In this section, references to “Antero,” “we,” “the Company,” “us,” “our” and “operating entities” refer to the corporations that conduct Antero Resources LLC’s operations (Antero Resources Corporation, Antero Resources Midstream Corporation (through November 5, 2010), Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation, Antero Resources Appalachian Corporation, and, beginning December 1, 2010, Antero Resources Bluestone LLC, unless otherwise indicated or the context otherwise requires. For more information on our organizational structure, see “Items 1 and 2. Business and Properties—Business—Corporate Sponsorship and Structure” included in our Annual Report on Form 10-K for the year ended December 31, 2010 or note 1 to the consolidated financial statements included elsewhere in this report.

Overview

Our Company

Antero Resources is an independent oil and natural gas company engaged in the exploration, development and production of natural gas, natural gas liquids, and oil located onshore in the United States.  We focus on unconventional reservoirs, which can generally be characterized as fractured shales and tight sand formations.  We hold a combination of rich gas and lean gas properties, which are primarily located in the Appalachian Basin in West Virginia and Pennsylvania, the Arkoma Basin in Oklahoma and the Piceance Basin in Colorado.  Our corporate headquarters are in Denver, Colorado.

Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays.  Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to profitably grow our reserves and production, primarily on our existing multi-year project inventory.  We also plan to supplement our existing project inventory with additional leasehold acquisitions in our core operating areas that meet our strategic and financial objectives.

As of June 30, 2011, our estimated proved reserves were 3.6 Tcfe of natural gas, consisting of 2.8 Tcf of natural gas, 111 MMBbl of natural gas liquids, and 20 MMBbl of oil.  As of June 30, 2011, 78% of our estimated proved reserves were natural gas, 19% were proved developed and 89% were operated by us.  From December 31, 2007 through June 30, 2011, we increased our estimated proved reserves at a compounded annual growth rate of 113%, while our production increased over the same period at a compounded annual growth rate of 68%, to an average rate of 197 MMcfe/d for the first six months of 2011.  For the year ended December 31, 2010, we generated cash flow from operations of $125.8 million, net income of $230.2 million and EBITDAX of $197.7 million.  For the six months ended June 30, 2011, we generated cash flow from operations of $111.9 million, net income of $15.7 million, and EBITDAX of $141.9 million.  See “Non-GAAP Financial Measure” included elsewhere in this report for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income.

We have assembled a diversified portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale of the Appalachian Basin, the Woodford Shale of the Arkoma Basin (the Arkoma Woodford), the Fayetteville Shale of the Arkoma Basin, and the Mesaverde tight sands and the Mancos and Niobrara Shales of the Piceance Basin.  From inception, we have drilled and operated 417 wells through June 30, 2011 with a success rate of approximately 98%.  Our drilling inventory consists of approximately 7,000 potential well locations, both proven and unproven, all of which are unconventional resource opportunities.  For information on the possible limitations on our ability to drill our potential locations, see “Item 1A.  Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe we have secured sufficient long-term firm takeaway capacity on major pipelines that are in existence or currently under construction in each of our core operating areas to accommodate our existing production.  We own gathering lines in the Appalachian Basin and the Piceance Basin.

On November 5, 2010, we sold our Oklahoma midstream assets and received approximately $259 million of net cash proceeds from the sale and realized a gain of approximately $148 million.  We used the proceeds to repay amounts outstanding under our senior secured revolving bank credit facility (the “Credit Facility”) and thereby increase availability on our Credit Facility for working capital, drilling activities and property acquisitions.  We entered into long-term contracts with the purchaser of the midstream assets to continue to gather and process our Oklahoma gas production.  The terms of the Antero Resources LLC limited liability company operating agreement require us to make distributions sufficient to cover the members’ tax liabilities for taxable gains that are allocated to the members.  As a result of the gain on the sale of the midstream assets, we distributed $29 million to the members subsequent to December 31, 2010.

During the year ended December 31, 2010, we incurred approximately $332 million of capital expenditures for exploration and development of natural gas and oil properties.  Capital expenditures for exploration and development were allocated 48% to our Marcellus shale project in the Appalachian basin, 33% to the Arkoma basin, and 19% to the Piceance Basin. Total capital expenditures during the year ended December 31, 2010, including exploration and development, leasehold acquisition, and gathering systems, were $423 million.  Our revised capital expenditure budget for 2011, as approved by our Board of Directors, is $685 million, which includes $519 million for drilling and completion, $80 million for leasehold acquisitions, and $86 million for construction of gathering pipelines and facilities. Approximately 71% of the budget is allocated to the Marcellus Shale, 17% is allocated to the Piceance Basin,  and 12% is allocated to the Woodford Shale and Fayetteville Shale.  For the six months ended June 30, 2011, our total capital expenditures were approximately $326 million.  Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, commodity prices and drilling results.

In May 2011, we and our lenders amended our Credit Facility.  The amendment increased the maximum Credit Facility from $1.0 billion to $1.5 billion.  The borrowing base was increased from $550 million to $900 million; however, in accordance with the terms of the Credit Facility, on August 1, 2011 the borrowing base was reduced by $0.25 for each $1 of additional indebtedness to $800 million in connection with the issuance of $400 million of our 7.25% senior notes due 2019.  Current lender commitments total $750 million and can be increased to the full $800 million borrowing base upon approval of the lending bank group.  As amended, the Credit Facility matures in May 2016.  The borrowing base is redetermined semiannually and the borrowing base is based on the amount of our proved oil and gas reserves and estimated cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2011.

As of June 30, 2011, we have entered into hedging contracts covering a total of approximately 463 Bcfe of our projected natural gas and oil production from July 1, 2011 through December 31, 2016 at a weighted average index price of $5.79 per Mcfe.  For the six months ending December 31, 2011, we have hedged approximately 37 Bcfe of our projected natural gas and oil production at a weighted average index price of $5.73 per Mcfe.

On August 1, 2011, we issued $400 million of 7.25% senior notes due August 2019 at par.  We used the proceeds to repay amounts outstanding under the Credit Facility, for development of our oil and natural gas properties and for general corporate purposes.

We operate in one industry segment, which is the exploration, development and production of natural gas, NGLs, and oil, and all of our operations are conducted in the United States. Our gathering assets are primarily dedicated to supporting the natural gas volumes we produce.

Source of Our Revenues

Our production revenues are entirely from the continental United States and currently are comprised of approximately 88% natural gas, 8% natural gas liquids, and 4% oil. Natural gas and oil prices are inherently volatile and are influenced by many factors outside of our control. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we use derivative instruments to hedge future sales prices on a significant portion of our natural gas production. We currently use fixed price natural gas and oil swaps in which we receive a fixed price for future production in exchange for a payment of the variable market price received at the time future production is sold. At each period end we estimate the fair value of these swaps and recognize an unrealized gain or loss. We have not elected hedge accounting and, accordingly, the unrealized gains and losses on open positions are reflected currently in earnings. During the six months ended June 30, 2010 and 2011, we recognized significant unrealized commodity gains or losses on these swaps.  We expect continued volatility in the fair value of these swaps.

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

•                  Impairment of unproved and proved properties.  These costs include unproved property impairment and costs associated with lease expirations. We could also record impairment charges for proved properties if the carrying value were to exceed estimated future cash flows.  From our inception through June 30, 2011, it has not been necessary to record any impairment for proved properties.

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

•                  Interest expense.  We finance a portion of our working capital requirements and acquisitions with borrowings under our Credit Facility. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions. We also have fixed interest on our outstanding senior notes.  We will likely continue to incur significant interest expense as we continue to grow. From time to time, we have entered into variable to fixed interest rate swaps to mitigate the effects of interest rate changes. We do not designate these swaps as hedges and therefore do not accord them hedge accounting treatment. Realized and unrealized gains or losses on these interest rate derivative instruments are included as a separate line item in other income (expense).  All of our interest rate swaps have expired as of June 30, 2011.

•                  Income tax expense.  Each of the operating entities files separate federal and state income tax returns; therefore, our provision for income taxes consists of the sum of our income tax provisions for each of the operating entities. We are subject to state and federal income taxes but are currently not in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”). We do pay some state income or franchise taxes where our IDC deductions do not exceed our taxable income or where state income or franchise taxes are determined on another basis. Collectively, the operating entities have generated net operating loss carryforwards which expire at various dates from 2024 through 2030. We have not recognized the full value of these net operating losses on our balance sheets because our management team believes it is more likely than not that we will not realize a future benefit equal to the full amount of the loss carryforward over time. The amount of deferred tax assets considered realizable, however, could change in the near term as we generate taxable income, estimates of future taxable income are reduced, or tax laws are changed.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2011

The following table sets forth selected operating data for the three months ended June 30, 2010 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,		Amount of Increase	Percent
	2010	2011	(Decrease)	Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$40,268	$86,695	$46,427	115%
Natural gas liquids sales	2,619	7,976	5,357	205%
Oil sales	2,303	2,888	585	25%
Realized commodity derivative gains	16,176	19,320	3,144	19%
Unrealized commodity derivative gains	10,148	97,815	87,667	864%
Gathering and processing	6,076	—	(6,076)	*
Total operating revenues	77,590	214,694	137,104	177%
Operating expenses:
Lease operating expense	6,277	7,683	1,406	22%
Gathering, compression and transportation	10,757	19,807	9,050	84%
Production taxes	1,932	4,109	2,177	113%
Exploration expense	2,047	2,304	257	13%
Impairment of unproved properties	18,285	782	(17,503)	(96)%
Depletion depreciation and amortization	32,265	38,979	6,714	21%
Accretion of asset retirement obligations	75	109	34	45%
General and administrative	4,757	8,207	3,450	73%
Loss on sale of compressor station	—	8,700	8,700	*
Total operating expenses	76,395	90,680	14,285	19%
Operating income	1,195	124,014	122,819	*
Other income (expense):
Interest expense	(13,965)	(15,606)	(1,641)	12%
Realized interest rate derivative losses	(2,172)	(2,165)	7	*
Unrealized interest rate derivative gains	1,949	2,165	216	11%
Total other expense	(14,188)	(15,606)	(1,418)	10%
Income (loss) before income taxes	(12,993)	108,408	121,401	*
Deferred income tax expense	(2,862)	(33,785)	(30,923)	*
Net income (loss)	(15,855)	74,623	90,478	*
Non-controlling interest in net income of consolidated subsidiary	(552)	—	552	*
Net income (loss) attributable to Antero members	$(16,407)	$74,623	$91,030	*

EBITDAX (3)	$43,204	$77,230	$34,026	79%

Production data:
Natural gas (Bcf)	10	19	9	90%
Oil (MBbl)	36	34	(2)	(6)%
NGLs (MBbl)(1)	148	150	2	1%
Combined (Bcfe)	11	20	9	82%
Daily combined production (MMcfe/d)	124	221	97	78%
Average prices before effects of hedges(2):
Natural gas (per Mcf)	$3.95	$4.56	$0.61	15%
Natural gas liquids (per Bbl)	$45.58	$53.01	$7.43	16%
Oil (per Bbl)	$63.27	$85.98	$22.71	36%
Combined (per Mcfe)	$4.23	$4.85	$0.62	15%
Average realized prices after effects of hedges(2):
Natural gas (per Mcf)	$5.53	$5.59	$0.06	1%
Natural gas liquids (per Bbl)	$45.58	$53.01	$7.43	16%
Oil (per Bbl)	$63.27	$75.59	$12.32	19%
Combined (per Mcfe)	$5.74	$5.81	$0.07	1%
Average Costs (per Mcfe):
Lease operating costs	$0.59	$0.38	$(0.21)	(36)%
Gathering, compression and transportation	$1.01	$0.98	$(0.03)	(3)%
Production taxes	$0.18	$0.20	$0.02	11%
Depletion, depreciation amortization and accretion	$3.02	$1.94	$(1.08)	(36)%
General and administrative	$0.44	$0.41	$(0.03)	(7)%

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

In 2010, NGL quantities include 102 MBbl of NGLs retained by our midstream business as compensation for processing third-party gas under long-term contracts.  These quantities are not reflected in the per Mcfe data in this table. Our midstream business was sold in November 2010.

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

(3)                                  See “Non-GAAP Financial Measure” included elsewhere in this report for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income (loss).

*              Not meaningful or applicable

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, natural gas liquids, and oil increased from $45 million for the three months ended June 30, 2010 to $97 million for the three months ended June 30, 2011, an increase of $52 million, or 115%. Our production increased by 78% from 11 Bcfe for the three months ended June 30, 2010 to 20 Bcfe for the three months ended June 30, 2011 and prices increased by 13%, before the effect of realized hedge gains. The net increase in revenues resulted from increased production volumes, which accounted for a $46 million increase in revenues (calculated as the increase in year-to-year volumes times the prior year average price), and commodity price increases which accounted for $6 million of the increase in revenues (calculated as the decrease in year-to-year average price times current year production volumes).

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

For the three months ended June 30, 2010 and 2011, our hedges resulted in realized gains of $16 million and $19 million, respectively. For the three months ended June 30, 2010 and 2011, our hedges resulted in unrealized gains of $10 million and $98 million, respectively.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Gathering and processing revenues.  Because we sold our Oklahoma midstream assets in the fourth quarter of 2010, we had no gathering and processing revenues for the three months ended June 30, 2011.  Gathering and processing revenues were $6 million for the three months ended June 30, 2010.

Lease operating expenses.  Lease operating expenses increased from $6 million for the three months ended June 30, 2010 to $8 million for the three months ended June 30, 2011, an increase of 22%, due to a 78% increase in production primarily in the Appalachian Basin.  On a per unit basis, lease operating expenses decreased by 36%, from $0.59 per Mcfe for the three months ended June 30, 2010 to $0.38 for the three months ended June 30, 2011.

Gathering, compression and transportation.  Gathering, compression and transportation expense increased from $11 million for the three months ended June 30, 2010 to $20 million for the three months ended June 30, 2011 primarily due to an increase in production volumes and increased costs on firm transportation commitments.  On a total per unit basis, these expenses decreased from $1.01 per Mcfe for the three months ended June 30, 2010 to $0.98 per Mcfe for the three months ended June 30, 2011.  Transportation expenses are expected to increase over the remainder of 2011 because our commitment on the Ruby Pipeline from the Piceance Basin to the West Coast begins in July 2011.

Production taxes.  Total production taxes increased by approximately $2.2 million for the three months ended June 30, 2011 compared to the prior year period, primarily as a result of increased production.  On a per unit basis, production taxes per Mcfe increased from $0.18 to $0.20 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 4.3% for both the three months ended June 30, 2010 and 2011.  Production taxes are primarily based on the wellhead values of production and the applicable rates vary across the areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the applicable production tax rates then in effect.

Exploration expense.  Exploration expense was $2 million for both the three months ended June 30, 2010 and 2011.

Impairment of unproved properties.  Impairment of unproved properties was approximately $18 million for the three months ended June 30, 2010 compared to less than $1 million for the three months ended June 30, 2011.  The decrease in impairment charges is due to the combined effect of (1) drilling activities in our Arkoma and Piceance projects which have resulted in a greater portion of our acreage being held by production and, (2) impairment charges for non-productive expiring acreage in these project areas in prior periods resulting in fewer current period expirations and less acreage to evaluate.  We charge impairment expense for expired or soon to expire leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks or future plans to develop the acreage.

Depreciation, depletion and amortization (DD&A).  DD&A increased from $32 million for three months ended June 30, 2010 to $39 million for the three months ended June 30, 2011 primarily because of increased production.  DD&A per Mcfe decreased by 36% from $3.02 per Mcfe during the three months ended June 30, 2010 to $1.94 per Mcfe during the three months ended June 30, 2011, primarily as a result of increased reserves in 2011.

We evaluate the impairment of our proved natural gas and oil properties on a field-by-field basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we reduce the carrying amount of the oil and gas properties to their estimated fair value. No impairment expenses were recorded for the three months ended June 30, 2010 or 2011 for proved properties.

General and administrative.  General and administrative expense increased from $5 million for the three months ended June 30, 2010 to $8 million for the three months ended June 30, 2011 primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses, all related to our growth in production levels and exploration activities.  On a per unit basis, general and administrative expense decreased by 7%, from $0.44 per Mcfe during the three months ended June 30, 2010 to $0.41 per Mcfe during the three months ended June 30, 2011, primarily due to a 78% increase in production.

Interest expense and realized and unrealized gains and losses on interest rate derivatives.  Interest expense increased from $14 million for the three months ended June 30, 2010 to $16 million during the three months ended June 30, 2011 due to increased borrowings on the Credit Facility.  Interest expense includes approximately $2 million of non-cash amortization of deferred financing costs for the each of the three months ended June 30, 2010 and 2011.

We have entered into various variable-to-fixed interest rate swap agreements that hedge our exposure to interest rate variations on our Credit Facility and the previously outstanding second lien term loan facility. During the three months ended June 30, 2011, one of these swaps remained outstanding with a notional amount of $225 million and a fixed pay rate of 4.11%.  This swap expired on July 1, 2011.  During each of the three months ended June 30, 2010 and 2011, we had realized losses on interest rate swap agreements of $2 million.  As of June 30, 2011, we had no remaining liability for outstanding interest rate swaps.

Income tax expense.  Income tax expense reflects the fact that each of the operating entities files separate federal and state income tax returns; therefore, our provision for income taxes consists of the sum of our income tax provisions for each of the operating entities. None of the operating entities has taxable income in either the current or prior years, which is primarily attributable to the differing book and tax treatment of unrealized derivative gains and intangible drilling costs. Accordingly, valuation allowances have generally been established against net operating loss (“NOLs”) carryforwards to the extent that such NOLs exceed net deferred tax liabilities, resulting in no income tax expense or benefit for those subsidiaries having deferred tax assets in excess of deferred tax liabilities. We have not recognized the full value of these NOLs on our balance sheet because our management team believes it is more likely than not that we will not realize a future benefit for the full amount of the loss carryforwards over time.

Certain subsidiaries had net deferred tax liabilities at June 30, 2011, resulting from unrealized gains on commodity derivatives and basis differences in assets.  Deferred income tax expense of $34 million during the three months ended June 30, 2011 resulted from the increase in the unrealized gains on commodity derivatives during the quarter.

At December 31, 2010, the operating entities had a combined total of approximately $509 million of NOLs, which expire starting in 2024 and through 2030.  Proposed legislation in the U.S. Congress would eliminate or limit future deductions for intangible drilling costs and could significantly affect our future taxable position. The impact of any change will be recorded in the period that legislation is enacted.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2011

The following table sets forth selected operating data for the six months ended June 30, 2010 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,		Amount of Increase	Percent
	2010	2011	(Decrease)	Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$92,508	$147,553	$55,045	60%
Natural gas liquids sales	4,331	13,561	9,230	213%
Oil sales	4,417	5,416	999	23%
Realized commodity derivative gains	28,447	48,558	20,111	71%
Unrealized commodity derivative gains (losses)	108,960	20,549	(88,411)	(81)%
Gathering and processing	12,489	—	(12,489)	*
Total operating revenues	251,152	235,637	(15,515)	(6)%
Operating expenses:
Lease operating expense	10,875	14,984	4,109	38%
Gathering, compression and transportation	20,898	36,957	16,059	77%
Production taxes	4,602	7,237	2,635	57%
Exploration expense	3,399	5,433	2,034	60%
Impairment of unproved properties	20,547	3,100	(17,447)	(85)%
Depletion depreciation and amortization	65,261	72,648	7,387	11%
Accretion of asset retirement obligations	148	205	57	39%
General and administrative	9,168	14,568	5,400	59%
Loss on sale of compressor station	—	8,700	8,700	*
Total operating expenses	134,898	163,832	28,934	21%
Operating income (loss)	116,254	71,805	(44,449)	*
Other income (expense):
Interest expense	(27,257)	(30,660)	(3,403)	(12)%
Realized interest rate derivative losses	(5,299)	(4,306)	993	(19)%
Unrealized interest rate derivative gains	3,474	4,212	738	21%
Total other expense	(29,082)	(30,754)	(1,672)	6%
Income (loss) before income taxes	87,172	41,051	(46,121)	*
Deferred income tax (expense) benefit	(14,180)	(25,363)	(11,183)	*
Net income (loss)	72,992	15,688	(57,304)	*
Non-controlling interest in net income of consolidated subsidiary	(1,793)	—	1,793	*
Net income (loss) attributable to Antero members	$71,199	$15,688	$(55,511)	*

EBITDAX (3)	$94,929	$141,865	$46,936	49%

Production data:
Natural gas (Bcf)	20	34	14	70%
Oil (MBbl)	68	65	(3)	(4)%
NGLs (MBbl)(1)	282	276	(6)	(2)%
Combined (Bcfe)	22	36	14	64%
Daily combined production (MMcfe/d)	121	197	76	63%
Average prices before effects of hedges(2):
Natural gas (per Mcf)	$4.67	$4.39	$(0.28)	(6)%
Natural gas liquids (per Bbl)	$47.70	$49.08	1.38	3%
Oil (per Bbl)	$64.67	$82.88	$18.21	28%
Combined (per Mcfe)	$4.88	$4.67	$(0.21)	(4)%
Average realized prices after effects of hedges(2):
Natural gas (per Mcf)	$6.11	$5.84	$(0.27)	(4)%
Natural gas liquids (per Bbl)	$47.70	$49.08	1.38	3%
Oil (per Bbl)	$64.67	$75.27	$10.60	16%
Combined (per Mcfe)	$6.25	$6.03	$(0.22)	(4)%
Average Costs (per Mcfe):
Lease operating costs	$0.52	$0.42	$(0.10)	(19)%
Gathering, compression and transportation	$1.01	$1.04	$0.03	3%
Production taxes	$0.22	$0.20	$(0.02)	(9)%
Depletion, depreciation amortization and accretion	$3.14	$2.04	$(1.10)	(35)%
General and administrative	$0.44	$0.41	$(0.03)	(7)%

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

In 2010, NGL quantities include 191 MBbl of  NGLs retained by our midstream business as compensation for processing third-party gas under long-term contracts.  These quantities are not reflected in the per Mcfe data in this table. Our midstream business was sold in November 2010.

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

(3)                                  See “Non-GAAP Financial Measure” included elsewhere in this report for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income.

*              Not meaningful or applicable

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, natural gas liquids, and oil increased from $101 million for the six months ended June 30, 2010 to $166 million for the six months ended June 30, 2011, an increase of $65 million, or 64%. Our production increased by 63% from 22 Bcfe for the six months ended June 30, 2010 to 36 Bcfe for the six months ended June 30, 2011 and prices decreased by 5%, before the effect of realized hedge gains. The net increase in revenues resulted from increased production volumes, which accounted for a $70 million increase in revenues (calculated as the increase in year-to-year volumes times the prior year average price), and commodity price declines, which accounted for a decrease in revenues of $5 million (calculated as the decrease in year-to-year average price times current year production volumes).

Commodity hedging activities.  For the six months ended June 30, 2010 and 2011, our hedges resulted in realized gains of $28 million and $49 million, respectively. For the six months ended June 30, 2010 and 2011, our hedges resulted in unrealized gains of $109 million and $21 million, respectively.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Gathering and processing revenues.  Because we sold our Oklahoma midstream assets in the fourth quarter of 2010, we had no gathering and processing revenues for the six months ended June 30, 2011.  Gathering and processing revenues were $12 million for the six months ended June 30, 2010.

Lease operating expenses.  Lease operating expenses increased from $11 million for the six months ended June 30, 2010 to $15 million for the six months ended June 30, 2011, an increase of 38%, primarily due to a 63% increase in production primarily from the Appalachian Basin and increased workover expenses in the Piceance Basin.  On a per unit basis, lease operating expenses decreased by 19%, from $0.52 per Mcfe for the six months ended June 30, 2010 to $0.42 for the six months ended June 30, 2011.

Gathering, compression and transportation.  Gathering, compression and transportation expense increased from $21 million for the six months ended June 30, 2010 to $37 million for the six months ended June 30, 2011 primarily due to an increase in production volumes and increased costs on firm transportation commitments.  On a total per unit basis, these expenses increased from $1.01 per Mcfe for the six months ended June 30, 2010 to $1.04 per Mcfe for the six months ended June 30, 2011.  Transportation expenses are expected to increase over the remainder of 2011 because our commitment on the Ruby Pipeline from the Piceance Basin to the West Coast begins in July 2011.

Production taxes.  Total production taxes increased by approximately $3 million for the six months ended June 30, 2011 compared to the prior year period, primarily as a result of the increased production.  On a per unit basis, production taxes per Mcfe decreased from $0.22 to $0.20 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 4.5% for the six months ended June 30, 2010 compared to 4.4% for the six months ended June 30, 2011.  Production taxes are primarily based on the wellhead values of production and the applicable rates vary across the areas in which we operate. As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the applicable production tax rates then in effect.

Exploration expense.  Exploration expense increased from $3 million for the six months ended June 30, 2010 to $5 million for the six months ended June 30, 2011 primarily because of an [increase in dry hole costs.]

Impairment of unproved properties.  Impairment of unproved properties was approximately $21 million for the six months ended June 30, 2010 compared to $3 million for the six months ended June 30, 2011.  The decrease in impairment charges is due to the combined effect of (1) drilling activities in our Arkoma and Piceance projects which have resulted in a greater portion of our acreage being held by production and (2) impairment charges for non-productive expiring acreage in these project areas in prior periods resulting in fewer current expirations and less acreage to evaluate.  We charge impairment expense for expired or soon to expire leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks or future plans to develop the acreage.

Depreciation, depletion and amortization (DD&A).  DD&A increased from $65 million for six months ended June 30, 2010 to $73 million for the six months ended June 30, 2011 because of increased production.  DD&A per Mcfe decreased by 35% from $3.14 per Mcfe during the six months ended June 30, 2010 to $2.04 per Mcfe during the six months ended June 30, 2011, primarily as a result of increased reserves in 2011.

No impairment expenses were recorded for the six months ended June 30, 2010 or 2011 for proved properties.

General and administrative.  General and administrative expense increased from $9 million for the six months ended June 30, 2010 to $15 million for the six months ended June 30, 2011 primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses, all related to our growth in production levels and exploration activities.  On a per unit basis, general and administrative expense decreased by 7%, from $0.44 per Mcfe during the six months ended June 30, 2010 to $0.41 per Mcfe during the six months ended June 30, 2011, primarily due to 63% production growth.

Interest expense and realized and unrealized gains and losses on interest rate derivatives.  Interest expense increased from $27 million for the six months ended June 30, 2010 to $31 million during the six months ended June 30, 2011 due to increased borrowings on the Credit Facility.  Interest expense includes approximately $2 million of non-cash amortization of deferred financing costs for the each of the six months ended June 30, 2010 and 2011.

We have entered into various variable-to-fixed interest rate swap agreements that hedge our exposure to interest rate variations on our Credit Facility and the previously outstanding second lien term loan facility. During the six months ended June 30, 2011, one of these swaps remained outstanding with a notional amount of $225 million and a fixed pay rate of 4.11%.  This swap expired on July 1, 2011.  During the six months ended June 30, 2010 and 2011, we realized a loss on interest rate swap agreements of $5 million and $4 million, respectively.  As of June 30, 2011, we had no remaining liability for outstanding interest rate swaps.

Income tax expense.  Certain subsidiaries had net deferred tax liabilities at June 30, 2011, resulting from unrealized gains on commodity derivatives and basis differences in assets.  Deferred income tax expense of $25 million during the six months ended June 30, 2011 resulted from the increase in the unrealized gains on commodity derivatives during the quarter.

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

Capital Resources and Liquidity

Our primary sources of liquidity have been through issuances of equity securities, borrowings under bank credit facilities, issuances of senior notes, and net cash provided by operating activities.  Our primary use of cash has been for the exploration, development and acquisition of unconventional natural gas and oil properties.  As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.  Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

We believe that funds from operating cash flows and available borrowings under our Credit Facility should be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $61 million and $112 million for the six months ended June 30, 2010 and 2011, respectively. The increase in cash flow from operations from the six months ended June 30, 2010 to the six months ended June 30, 2011 was primarily the result of increased production volumes and revenues, net of the increase in cash operating costs, interest expense, and changes in working capital levels.

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for natural gas and oil production. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather, infrastructure, capacity to reach markets and other variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

Cash Flow Used in Investing Activities

During the six months ended June 30, 2010 and 2011, we had cash flows used in investing activities of $162 million and $313 million, respectively, as a result of our capital expenditures for drilling, development and acquisition costs. The increase in cash used in investing activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was a result of higher levels of drilling activity. We expect that our cash used in investing activities will increase for the remainder of 2011 compared to the rate of spending during the first six months of 2011 based on our current capital budget and planned drilling activities.

Our revised capital budget for 2011 is $685 million. Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2011 of $196 million was the net result of net borrowings on the Credit Facility of $225 million and $29 million of distributions to members.  The distribution to members was required by the limited liability operating agreement to cover income taxes owed by the members as a result of the gain realized on the sale of the Oklahoma midstream assets in the fourth quarter of 2010.  Net cash provided by financing activities of $95 million during the six months ended June 30, 2010 was primarily the result of the issuance of $156 million of senior notes, net of payments on the Credit Facility of $56 million, and other items totaling $5 million.

Credit Facility.  In May 2011, we and our lenders amended our Credit Facility.  The amendment increased the maximum Credit Facility from $1.0 billion to $1.5 billion.  The borrowing base was increased from $550 million to $900 million; however, in accordance with the terms of the Credit Facility, on August 1, 2011 the borrowing base was reduced by $0.25 for each $1 of additional indebtedness to $800 million in connection with the issuance of  $400 million of our 7.25% senior notes due 2019.  Current lender commitments total $750 million and can be increased to the full $800 million borrowing base upon approval of the lending bank group.  As amended, the Credit Facility  matures in May 2016.  The borrowing base is redetermined semiannually and the borrowing base depends on the amount of our proved oil and gas reserves and estimated cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in October 2011.

As of June 30, 2011, we had borrowings outstanding under our Credit Facility of $325 million and letters of credit outstanding of approximately $19 million.  As of December 31, 2010, we had $118 million of outstanding borrowings and letters of credit.  The credit facility is secured by mortgages on substantially all of our properties and guarantees from the operating entities. Interest is payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.

The Credit Facility contains certain covenants, including restrictions on indebtedness, asset sales, investments, liens, dividends, and certain other transactions without the prior consent of the lenders.  We are required to maintain the following two financial ratios:

•                  a current ratio, which is the ratio of our consolidated current assets (includes unused commitment under Credit Facility and excludes derivative assets) to our consolidated current liabilities, of not less than 1.0 to 1.0 as of the end of each fiscal quarter; and

•                  a minimum interest coverage ratio, which is the ratio of consolidated EBITDAX to consolidated interest expense, of not less than 2.5 to 1.0.

We were in compliance with such covenants and ratios as of December 31, 2010 and as of June 30, 2011.

As of December 31, 2010 and June 30, 2011, borrowings and letters of credit outstanding under our Credit Facility totaled $118 million and $344 million, respectively, and had a weighted average interest rate (excluding the impact of our interest rate swaps) of 2.56% and 2.26%, respectively.

Senior Notes.  We have $525 million of 9.375% senior notes outstanding which are due December 1, 2017.  The notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries.  Interest on the notes is payable on June 1 and December 1 each year.  Antero Finance may redeem all or part of the notes at any time on or after December 1, 2013 at redemption prices ranging from 104.688% on or after December 1, 2013 to 100.00% on or after December 1, 2015.  In addition, on or before December 1, 2012, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 109.375%.  At any time prior to December 1, 2013, Antero Finance may also redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium.  If Antero Resources LLC undergoes a change of control, Antero Finance may be required to offer to purchase notes from the holders.

The senior notes indenture contains restrictive covenants and a minimum interest coverage ratio requirement of 2.25:1.  We were in compliance with such covenants and the coverage ratio requirement as of December 31, 2010 and June 30, 2011.

On August 1, 2011, Antero Finance issued $400 million of 7.25% senior notes due August 1, 2019 at par.  The notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The notes rank pari passu to the existing 9.375% senior notes.  The notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries.  Interest on the notes is payable on August 1, and February 1 of each year, commencing on February 1, 2012.  Antero Finance may redeem all or part of the notes at any time on or after August 1, 2014 at redemption prices ranging from 105.438% on or after August 1, 2014 to 100.00% on or after August 1, 2017.  In addition, on or before August 1, 2014, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.25% of the principal amount of the notes, plus accrued interest.  At any time prior to August 1, 2014, Antero Finance may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest.  If a change of control (as defined in the bond indenture) occurs at any time prior to January 1, 2013, Antero Finance may, at its option, redeem all, but not less than all, of the notes at a redemption price equal to 110% of the principal amount of the notes, plus accrued interest.  If Antero Finance has not exercised its optional redemption rights upon a change of control, the note holders will have the right to require Antero Finance to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes, plus accrued interest.

We used the proceeds from the offering of the notes to repay borrowings outstanding under our Credit Facility, for development of our oil and natural gas properties and for general corporate purposes.  In accordance with the terms of the Credit Facility, the borrowing base under our Credit Facility was reduced $0.25 for every $1 of additional indebtedness, to $800 million.  After applying the proceeds of the offering, we had approximately $731 million of available borrowing capacity under the Credit Facility.

Treasury Management Facility.  On September 14, 2010, the Company executed a stand-alone revolving note with a lender under the Credit Facility which provides for up to $7.5 million of cash management obligations in order to facilitate the Company’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on September 12, 2011. At June 30, 2011 there were no outstanding borrowings under this facility.

Note Payable.  We assumed a $25 million unsecured note payable in the business acquisition consummated on December 1, 2010.  The note bears interest at 9% and is due December 1, 2013.

Interest Rate Hedges.  We have entered into variable to fixed interest rate swap agreements which hedge our exposure to interest rate variations on our Credit Facility and previously outstanding second lien term loan facility. During the six months ended June 30,

2011, we had one interest rate swap outstanding for a notional amount of $225 million with a fixed pay rate of 4.11%.  The swap expired on July 1, 2011. During the six months ended June 30, 2010 and 2011, we had realized losses on interest rate swap agreements of $5 and $4 million, respectively, and unrealized gains of approximately $3 million and $4 million, respectively.  At June 30, 2011 there is no outstanding liability for interest rate swaps.

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

•                  helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and

•                  is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to a covenant under our Credit Facility. EBITDAX is used as a measure of our operating performance pursuant to a covenant under the indenture governing our $525 million principal amount of 9.375% senior notes due 2017 and our $400 million principal amount of 7.25% senior notes due 2019.

There are significant limitations to using EBITDAX as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies, and the different methods of calculating EBITDAX reported by different companies. The following table represents a reconciliation of our net income to EBITDAX for the year ended December 31, 2010 and the six months ended June 30, 2010 and 2011:

	Year Ended December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2010	2011	2010	2011
				(in thousands)
Net income attributable to Antero members	$228,628	$(16,407)	$74,623	$71,199	$15,688
Unrealized gains on derivative contracts	(170,571)	(10,148)	(97,814)	(108,960)	(20,549)
Gain on sale of Oklahoma midstream assets	(147,559)	—	—
Interest expense and other	59,140	14,188	15,606	29,082	30,754
Provision for income taxes	30,009	2,862	33,785	14,180	25,363
Depreciation, depletion, amortization and accretion	134,272	32,340	39,088	65,409	72,853
Impairment of unproved properties	35,859	18,285	782	20,547	3,100
Exploration expense	24,794	2,047	2,304	3,399	5,433
Loss on sale of compressor station	—	—	8,700	—	8,700
Other	3,106	37	156	73	523
EBITDAX	$197,678	$43,204	$77,230	$94,929	$141,865

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. Our more significant accounting policies and estimates include the successful efforts method of accounting for oil and gas production activities, estimates of natural gas and oil reserve quantities and standardized measures of future cash flows, and impairment of unproved properties. We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our Annual Report on Form 10-K for the year end December 31, 2010. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements. Also, see note 2 of the notes to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year end December 31, 2010 for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended June 30, 2011 that had a significant effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements and Contractual Obligations

Currently, we do not have any off-balance sheet arrangements other than operating leases.  There have been no material changes to contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Commodity Price Risk and Hedging Activities

Our primary market risk exposure is in the price we receive for our natural gas and oil production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.

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

At December 31, 2010 and June 30, 2011, we had in place natural gas and oil swaps covering portions of our projected production from 2011 through 2016.  Our hedge position as of June 30, 2011 is summarized in note 7 to our consolidated financial statements included elsewhere in this report.  Our Credit Facility allows us to hedge up to 85% of our estimated production from proved reserves for up to 12 months in the future, 80% for 13 to 24 months in the future, 75% for 25 to 36 months in the future, 70% for 37 to 48 months in the future and 65% for 49 to 60 months in the future. Based on our production for the six months ended June

30, 2011 and our fixed price swap contracts in place during that period, our income before taxes for the six months ended June 30, 2011 would have decreased by approximately $1.6 million for each $0.10 decrease per MMBtu in natural gas prices and $0.3 million for each $1.00 decline in oil prices.

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

Mark-to-market adjustments of derivative instruments produce earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled. We expect continued volatility in the fair value of our derivative instruments. Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty. At December 31, 2010, the estimated fair value of our commodity derivative instruments was a net asset of $230 million comprised of current and noncurrent assets. At June 30, 2011, the estimated fair value of our commodity derivative instruments was a net asset of $251 million comprised of current and noncurrent assets.

By removing price volatility from a portion of our expected natural gas production through December 2016, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have economic hedges in place with nine different counterparties, all but one of which is a lender under our Credit Facility. As of June 30, 2011, derivative positions with JP Morgan, BNP Paribas, Wells Fargo, Dominion Field Services, Barclays, Credit Suisse, Union Bank, and KeyBank accounted for approximately 42%, 23%, 11%, 8%, 8%, 6%, 1%, and 1%,  respectively, of the net fair value of our commodity derivative assets position. We believe all of these institutions currently are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our contracts, nor are they required to provide credit support to us. As of June 30, 2011, we have no past due receivables from or payables to any of our counterparties.

Interest Rate Risks and Hedges

During the six months ended June 30, 2011, we had indebtedness outstanding under our Credit Facility, which has a floating interest rate. The average annual interest rate incurred on this indebtedness for the six months ended June 30, 2011, was approximately 2.4% without giving effect to interest rate swaps. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2011, would have resulted in an estimated $1 million increase in interest expense for the six months ended June 30, 2011 before giving effect to interest rate swaps. During the six months ended June 30, 2011, a significant part of our indebtedness consisted of fixed rate 9.375% senior notes due 2017 having an outstanding principal amount of $525 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

In March 2011, the Company received orders for compliance from the U.S. Environmental Protection Agency relating to certain of our activities in West Virginia.  The orders allege that certain of our operations at several well sites are in non-compliance with certain environmental regulations pertaining to unpermitted discharges of fill material into wetlands or waters that are potentially in violation of the Clean Water Act.  We have responded to all pending orders and are actively cooperating with the relevant agencies.  No fine or penalty relating to these matters has been proposed at this time, but we believe that these actions will result in monetary sanctions exceeding $100,000.  We are unable to estimate the total amount of such monetary sanctions or costs to remediate these locations in order to bring them into compliance with applicable environmental laws and regulations.

The Company has been named in separate lawsuits in Colorado and Pennsylvania in which the plaintiffs have alleged that our oil and natural gas activities exposed them to hazardous substances and damaged their properties and their persons.  The plaintiffs have requested unspecified damages and other injunctive or equitable relief.  The Company denies any such allegations and intends to vigorously defend itself against these actions.  We are unable to estimate the amount of monetary or other damages, if any, that might result from these claims.

The Company is party to various other legal proceedings and claims in the ordinary course of its business. The Company believes certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

Item 1A.  Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in the Annual Report on Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. Except as set forth below, there have been no material changes to the risks described in the Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

        Recently proposed rules regulating air emissions from oil and gas operations could cause us to incur increased capital expenditures and operating costs

On July 28, 2011, the Environmental Protection Agency (“EPA”) proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.  EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.  The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment.  In addition, the rules would establish new leak detection requirements for natural gas processing plants.  EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012.  If finalized, these rules could require a number of modifications to our operations including the installation of new equipment.  Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

4.5

Indenture, dated as of August 1, 2011, by and among Antero Resources Finance Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 333-164876) filed on August 1, 2011).

4.6

Registration Rights Agreement, dated as of August 1, 2011, by and among Antero Resources Finance Corporation, the several guarantors named therein and J.P. Morgan Securities LLC as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 333-164876) filed on August 1, 2011).

10.1

Second Amendment to Fourth Amended And Restated Credit Agreement, dated as of July 8, 2011, among Antero Resources Corporation, Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation and Antero Resources Appalachian Corporation, as Borrowers, certain subsidiaries of Borrowers, as Guarantors, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 333-164876) filed on July 11, 2011).

10.2

Purchase Agreement, dated as of July 27, 2011, by and among Antero Resources Finance Corporation, the guarantors party thereto and J.P. Morgan Securities LLC as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 333-164876) filed on August 1, 2011).

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

101*

The following financial information from the quarterly report on Form 10-Q of Antero Resources Finance Corporation for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES FINANCE CORPORATION

Date: August 12, 2011	By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)