Form 10-Q
period 2011-09-30
Antero Resources Finance Corp
filed 2011-11-14
CIK 1483714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-164876

ANTERO RESOURCES FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	90-0522247
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1625 17th Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 357-7310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements.  When used, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about our:

•                  business strategy;

•                  reserves;

•                  financial strategy, liquidity and capital required for our development program;

•                  realized natural gas, natural gas liquids (“NGLs”), and oil prices;

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

•                  uncertainty regarding our future operating results; and

•                  plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs, and oil.  These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating natural gas and oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the Year Ended December 31, 2010 (“2010 Form 10-K”) on file with the

i

Securities and Exchange Commission (Commission File No. 333-164876) and in “Item 1A. Risk Factors” of this Form 10-Q.

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

Should one or more of the risks or uncertainties described in our 2010 Form 10-K or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, express or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

ii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

ANTERO RESOURCES LLC

Condensed Consolidated Balance Sheets

December 31, 2010 and September 30, 2011

(Unaudited)

(In thousands)

	2010	2011
Assets
Current assets:
Cash and cash equivalents	$8,988	4,180
Accounts receivable — trade, net of allowance for doubtful accounts of $272 and $182 in 2010 and 2011, respectively	30,971	27,234
Accrued revenue	24,868	36,708
Derivative instruments	82,960	151,849
Other	9,118	8,161
Total current assets	156,905	228,132
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	737,358	849,973
Producing properties	1,762,206	2,271,995
Gathering systems and facilities	85,404	132,513
Other property and equipment	5,975	8,058
	2,590,943	3,262,539
Less accumulated depletion, depreciation, and amortization	(431,181)	(548,446)
Property and equipment, net	2,159,762	2,714,093
Derivative instruments	147,417	239,273
Other assets, net	22,203	29,062
Total assets	$2,486,287	3,210,560

ANTERO RESOURCES LLC

Condensed Consolidated Balance Sheets

December 31, 2010 and September 30, 2011

(Unaudited)

(In thousands)

	2010	2011
Liabilities and Equity
Current liabilities:
Accounts payable	$82,436	84,166
Accrued liabilities	21,746	41,723
Revenue distributions payable	29,917	40,337
Advances from joint interest owners	1,478	2,044
Derivative instruments	4,212	—
Deferred income tax liability	12,694	34,090
Total current liabilities	152,483	202,360
Long-term liabilities:
Long-term debt	652,632	1,172,406
Deferred income tax liability	77,489	131,034
Other long-term liabilities	8,696	11,866
Total liabilities	891,300	1,517,666
Equity:
Members’ equity	1,489,806	1,460,947
Accumulated earnings	105,181	231,947
Total equity	1,594,987	1,692,894
Total liabilities and equity	$2,486,287	3,210,560

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Operations

Three Months Ended September 30, 2010 and 2011

(Unaudited)

(In thousands)

	2010	2011
Revenue:
Natural gas sales	$48,030	95,969
Natural gas liquids sales	1,840	8,504
Oil sales	1,684	4,875
Realized and unrealized gain on commodity derivative instruments (including unrealized gains of $108,439 and $140,195 in 2010 and 2011, respectively)	125,875	165,424
Gas gathering and processing revenue	5,973	—
Total revenue	183,402	274,772
Operating expenses:
Lease operating expenses	6,070	7,572
Gathering, compression and transportation	11,210	22,515
Production taxes	2,187	5,350
Exploration expenses	3,644	1,105
Impairment of unproved properties	11,043	4,834
Depletion, depreciation and amortization	35,886	44,617
Accretion of asset retirement obligations	79	111
General and administrative	5,296	7,404
Total operating expenses	75,415	93,508
Operating income	107,987	181,264
Other expense:
Interest expense	(14,526)	(20,608)
Realized and unrealized losses on interest derivative instruments, net (including unrealized gains of $1,302 in 2010)	(755)	—
Total other expense	(15,281)	(20,608)
Income before income taxes	92,706	160,656
Income tax expense	(25,107)	(49,578)
Net income	67,599	111,078
Noncontrolling interest in net income of consolidated subsidiary	181	—
Net income attributable to Antero equity owners	$67,780	111,078

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Operations

Nine Months Ended September 30, 2010 and 2011

(Unaudited)

(In thousands)

	2010	2011
Revenue:
Natural gas sales	$140,538	243,522
Natural gas liquids sales	6,171	22,065
Oil sales	6,101	10,291
Realized and unrealized gain on commodity derivative instruments (including unrealized gains of $217,399 and $160,744 in 2010 and 2011, respectively)	263,282	234,531
Gas gathering and processing revenue	18,462	—
Total revenue	434,554	510,409
Operating expenses:
Lease operating expenses	16,945	22,556
Gathering, compression and transportation	32,108	59,472
Production taxes	6,789	12,587
Exploration expenses	7,043	6,538
Impairment of unproved properties	31,590	7,934
Depletion, depreciation and amortization	101,147	117,265
Accretion of asset retirement obligations	227	316
General and administrative	14,464	21,972
Loss on sale of compressor station	—	8,700
Total operating expenses	210,313	257,340
Operating income	224,241	253,069
Other income expense:
Interest expense	(41,783)	(51,268)
Realized and unrealized losses on interest derivative instruments, net (including unrealized gains of $4,776 and $4,212 in 2010 and 2011, respectively)	(2,580)	(94)
Total other expense	(44,363)	(51,362)
Income before income taxes	179,878	201,707
Income tax expense	(39,287)	(74,941)
Net income	140,591	126,766
Noncontrolling interest in net income of consolidated subsidiary	(1,612)	—
Net income attributable to Antero equity owners	$138,979	126,766

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2011

Unaudited

(In thousands)

	2010	2011
Cash flows from operating activities:
Net income	$140,591	126,766
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	101,147	117,265
Impairment of unproved properties	31,590	7,934
Unrealized gains on derivative instruments, net	(222,175)	(164,956)
Deferred taxes	39,287	74,941
Loss on sale of assets	—	8,700
Other	6,016	6,089
Changes in current assets and liabilities:
Accounts receivable	951	3,736
Accrued revenue	(850)	(11,840)
Other current assets	(10,579)	957
Accounts payable	3,305	(4,505)
Accrued liabilities	14,145	21,292
Revenue distributions payable	2,636	10,420
Advances from joint interest owners	447	1,647
Net cash provided by operating activities	106,511	198,446
Cash flows from investing activities:
Additions to proved properties	—	(105,405)
Additions to unproved properties	(27,997)	(145,200)
Drilling costs	(239,257)	(383,958)
Additions to gathering systems and facilities	(8,825)	(63,110)
Additions to other property and equipment	(2,391)	(2,083)
Proceeds from asset sales	—	15,379
Increase in other assets	(317)	(3,105)
Net cash used in investing activities	(278,787)	(687,482)
Cash flows from financing activities:
Issuance of senior notes	156,000	400,000
Borrowings on bank credit facility, net	13,914	120,000
Payments of deferred financing costs	(3,788)	(6,800)
Distribution to members	—	(28,858)
Other	(2,213)	(114)
Net cash provided by financing activities	163,913	484,228
Net decrease in cash and cash equivalents	(8,363)	(4,808)
Cash classified as assets held for sale	(2,306)	—
Cash and cash equivalents, beginning of period	10,669	8,988
Cash and cash equivalents, end of period	$—	4,180
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(26,939)	(39,930)
Supplemental disclosure of noncash investing activities:
Changes in accounts payable for additions to properties, gathering systems and facilities	$23,819	6,235

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

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

Our consolidated financial statements as of December 31, 2010 and September 30, 2011 include the accounts of Antero Resources LLC and its directly and indirectly owned subsidiaries. The subsidiaries include Antero Resources Corporation (Antero Arkoma), Antero Resources Piceance Corporation (Antero Piceance), Antero Resources Pipeline Corporation (Antero Pipeline), Antero Resources Appalachian Corporation and its subsidiary, Antero Resources Bluestone LLC (collectively, Antero Appalachian), and Antero Resources Finance Corporation (Antero Finance) (collectively, the Antero Entities).

(2)                     Basis of Presentation and Significant Accounting Policies

(a)                      Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) applicable to interim financial information and should be read in the context of the December 31, 2010 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The December 31, 2010 consolidated financial statements have been filed with the SEC in Antero Resources Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of September 30, 2011, the results of its operations for the three and nine months ended September 30, 2010 and 2011, and its cash flows for the nine months ended September 30, 2010 and 2011. All significant intercompany accounts and transactions have been eliminated. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results, and other factors.

The Company’s exploration and production activities are accounted for under the successful efforts method.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

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

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

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

The Company and its subsidiaries have combined net operating loss carryforwards (NOLs) as of December 31, 2010 of approximately $509 million. The Company’s deferred tax assets relate primarily to NOLs and its deferred tax liabilities relate primarily to oil and gas properties and unrealized gains on derivative instruments. In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more likely than not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the lack of historical profitable operations and based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will not realize the benefits of all of these deductible differences and has recorded

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

valuation allowances in those subsidiaries having net deferred tax assets to the extent deferred tax assets exceed their deferred tax liabilities. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company’s income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 34% to consolidated income for the nine month periods ended September 30, 2010 and 2011 primarily because of changes in the valuation allowance resulting from deferred tax liabilities arising in the period.

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

Impairment of unproved properties during the nine months ended September 30, 2010 and 2011 was $31.6 million and $7.9 million, respectively.

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

(3)                     Long-term Debt

Long-term debt consists of the following at December 31, 2010 and September 30, 2011 (in thousands):

	December 31,	September 30,
	2010	2011
Bank Credit Facility (a)	$100,000	220,000
9.375% Senior Notes due 2017 (b)	525,000	525,000
7.25% Senior Notes due 2019 (c)	—	400,000
Other (d)	25,000	25,000
Net premium/discount	2,632	2,406
Total	$652,632	1,172,406

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

(a)                      Bank Credit Facility

The Company has a senior secured revolving bank credit facility (the Credit Facility) with a consortium of bank lenders. The maximum amount of the Credit Facility is $1.5 billion. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and hedge positions and are subject to regular semiannual redeterminations. As of September 30, 2011, the borrowing base was $800 million and lender commitments totaled $750 million. Subsequent to September 30, 2011, the borrowing base was increased to $1.2 billion and lender commitments were increased to $850 million. The maturity date of the Credit Facility is May 12, 2016.

The Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all of the financial debt covenants under the Credit Facility as of December 31, 2010 and September 30, 2011.

As of September 30, 2011, the Company had an outstanding balance under the Credit Facility of $220 million, with a weighted average interest rate of 2.10%, and outstanding letters of credit of approximately $21 million. As of December 31, 2010, the Company had an outstanding balance under the Credit Facility of $100 million, with a weighted average interest rate of 2.56%, and outstanding letters of credit of approximately $18 million.

(b)                      9.375% Senior Notes

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

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

(c)                       7.25% Senior Notes

On August 1, 2011, Antero Finance issued $400 million of 7.25% senior notes due August 1, 2019 at par. The notes are unsecured and effectively subordinated to the Company’s Credit Facility to the extent of the value of the collateral securing the Credit Facility. The notes rank pari passu to the 9.375% senior notes. The notes are guaranteed on a senior unsecured basis by Antero Resources LLC, all of its wholly owned subsidiaries (other than Antero Finance), and certain of its future restricted subsidiaries. Interest on the notes is payable on August 1 and February 1 of each year, commencing on February 1, 2012. Antero Finance may redeem all or part of the notes at any time on or after August 1, 2014 at redemption prices ranging from 105.438% on or after August 1, 2014 to 100.00% on or after August 1, 2017. In addition, on or before August 1, 2014, Antero Finance may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.25% of the principal amount of the notes, plus accrued interest. At any time prior to August 1, 2014, Antero Finance may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium and accrued interest. If a change of control (as defined in the bond indenture) occurs at any time prior to January 1, 2013, Antero Finance may, at its option, redeem all, but not less than all, of the notes at a redemption price equal to 110% of the principal amount of the notes, plus accrued interest. If Antero Finance has not exercised its optional redemption rights upon a change of control, the note holders will have the right to require Antero Finance to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes, plus accrued interest.

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

(e)                       Treasury Management Facility

The Company has a stand-alone revolving note with a lender under the Credit Facility which provides for up to $10.0 million of cash management obligations in order to facilitate the Company’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%. The note matures on November 1, 2012. There were no borrowings outstanding under this facility at December 31, 2010 or September 30, 2011.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

(4)                     Ownership Structure

At December 31, 2010 and September 30, 2011, the outstanding units in Antero Resources LLC are summarized as follows:

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

At December 31, 2010 and September 30, 2011, the Class I units have an aggregate liquidation priority, including the special allocation of 8% per annum, of $1.86 billion and $1.96 billion, respectively.

In February 2011, the Company distributed $28.9 million to its members to cover their tax liabilities resulting from the sale of the Company’s Oklahoma midstream assets during the fourth quarter of 2010.

(5)                     Financial Instruments

The carrying values of trade receivables, trade payables, and the Credit Facility at December 31, 2010 and September 30, 2011 approximated market value. The carrying value of the Credit Facility at December 31, 2010 and September 30, 2011 approximated fair value because the variable interest rates are reflective of current market conditions. Based on Level 2 market data, the fair value of the Company’s senior notes was approximately $549 million and $926 million at December 31, 2010 and September 30, 2011, respectively.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

(6)                     Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2011 (in thousands):

Asset retirement obligations — beginning of period	$5,374
Obligations incurred	572
Accretion expense	316

Asset retirement obligations — end of period	$6,262

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

For the nine months ended September 30, 2010 and 2011, the Company was party to natural gas fixed price swaps. When actual commodity prices exceed the fixed price provided by the swap contracts, the Company pays the excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, the Company receives the difference from the counterparty. The Company’s natural gas swaps have not been designated as hedges for accounting purposes; therefore, all gains and losses were recognized in income currently.

As of September 30, 2011, derivative positions with JP Morgan, BNP Paribas, Credit Suisse, Wells Fargo, Barclays, Dominion Field Services, KeyBank, Union Bank, and Credit Agricole accounted for approximately 35%, 20%, 14%, 12%, 11%, 4%, 2%, 1%, and 1%, respectively, of the net fair value of our commodity derivative assets position. The Company has no collateral from any counterparties. All but one of our commodity derivative positions are with institutions that have a position in our Credit Facility and are secured by the collateral pledged on the Credit Facility and cross default provisions between the Credit Facility and the derivative instruments. At September 30, 2011, there are no past due receivables from or payables to any of our counterparties.

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

As of September 30, 2011, the Company has entered into fixed price natural gas swaps in order to hedge a portion of its natural gas production from October 1, 2011 through December 31, 2016 as summarized in the following table. Hedge agreements referenced to the Centerpoint and Transco Zone 4 indices are for production in the Arkoma Basin. Hedge agreements referenced to the CIG and NYMEX-WTI indices are for production in the Piceance Basin. Hedge agreements referenced to the CGTAP and Dominion South indices are for production from the Appalachian Basin.

			Weighted
			average
	Natural gas	Oil	index
	MMbtu/day	Bbls/day	price
Three months ending December 31, 2011:
CIG	45,000		$5.69
Transco zone 4	55,000		6.29
CGTAP	95,526		5.65
Dominion South	4,145		8.16
NYMEX-WTI		300	88.75

Year ending December 31, 2012:
CIG	55,000		$5.51
Transco zone 4	45,000		6.60
CGTAP	125,556		5.56
Dominion South	53,318		5.34
NYMEX-WTI		300	90.20

Year ending December 31, 2013:
CIG	60,000		$5.54
Transco zone 4	40,000		6.51
CGTAP	72,631		5.94
Dominion South	81,702		5.36
NYMEX-WTI		300	90.30

Year ending December 31, 2014:
CIG	50,000		$5.84
Transco zone 4	20,000		6.51
CGTAP	120,000		5.96
Dominion South	100,000		5.51
Centerpoint	10,000		6.20

Year ending December 31, 2015:
CIG	60,000		$5.29
Transco zone 4	20,000		5.58
CGTAP	60,000		5.89
Dominion South	190,000		5.81

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

			Weighted
			average
	Natural gas	Oil	index
	MMbtu/day	Bbls/day	price
Year ending December 31, 2016:
CIG	20,000		$5.20
CGTAP	30,000		5.56
Dominion South	212,500		5.43

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

The Company had no outstanding interest rate swap agreements at September 30, 2011.

(c)                       Summary

The following is a summary of the fair values of our derivative instruments, which are not designated as hedges for accounting purposes and where such values are recorded in the consolidated balance sheets as of December 31, 2010 and September 30, 2011.

		Fair value
	Balance sheet	December 31,	September 30,
	location	2010	2011
		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$82,960	151,849
Commodity contracts	Long-term assets	147,417	239,273
Total asset derivatives		$230,377	391,122
Liability derivatives not designated as hedges for accounting purposes:
Interest rate contracts	Current liabilities	$4,212	—

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

The following is a summary of realized and unrealized gains (losses) on derivative instruments and where such values are recorded in the consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2011:

		Three	Nine	Three	Nine
	Statement	months	months	months	months
	of	ended	ended	ended	ended
	operations	September 30,	September 30,	September 30,	September 30,
	location	2010	2010	2011	2011
Realized gains on commodity contracts	Revenue	$17,436	45,883	25,229	73,787
Unrealized gains on commodity contracts	Revenue	108,439	217,399	140,195	160,744

Total gains on commodity contracts		125,875	263,282	165,424	234,531

Realized losses on interest rate contracts	Other income (expense)	(2,057)	(7,356)	(2,165)	(4,306)

Unrealized gains on interest rate contracts	Other income (expense)	1,302	4,776	2,165	4,212

Total net losses on interest rate contracts		(755)	(2,580)	—	(94)

Net gains on derivative contracts		$125,120	260,702	165,424	234,437

The following table summarizes the valuation of investments and financial instruments by the fair value hierarchy described in note 1 at September 30, 2011:

Fair value measurements using
Quoted
prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Derivatives asset:
Fixed price commodity swaps	$—	391,122	—	391,122

(Continued)

ANTERO RESOURCES LLC

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and September 30, 2011

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

The Company is also party to various other legal proceedings and claims in the ordinary course of its business. The Company believes certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q.  In addition, such analysis should be read in conjunction with the historical audited financial statements and the related notes included in our 2010 Form 10-K .  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material.  Some of the key factors which could cause actual results to vary from our expectations include changes in commodity prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Statement Regarding Forward-looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A.  Risk Factors” included in our 2010 Form 10-K and, “Item 1A.Risk Factors” of this Form 10-Q.  We do not undertake any obligation to publicly update any forward-looking statements.

Antero Resources Finance Corporation (“Antero Finance”), which was formed to be the issuer of the $525 million principal amount of senior notes due 2017 and the $400 million principal amount of senior notes due 2019, is an indirect wholly owned subsidiary of Antero Resources LLC.  In this section, references to “Antero,” “we,” “the Company,” “us,” “our” and “operating entities” refer to the entities that conduct Antero Resources LLC’s operations (Antero Resources Corporation, Antero Resources Midstream Corporation (through November 5, 2010), Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation, Antero Resources Appalachian Corporation, and, beginning December 1, 2010, Antero Resources Bluestone LLC), unless otherwise indicated or the context otherwise requires.  For more information on our organizational structure, see “Item s 1 and 2.  Business and Properties—Business—Corporate Sponsorship and Structure” included in our 2010 Form 10-K or note 1 to the consolidated financial statements included elsewhere in this Form 10-Q.

Overview

Our Company

We are an independent oil and natural gas company engaged in the exploration, development and production of natural gas, natural gas liquids, and oil located onshore in the United States.  We focus on unconventional reservoirs, which can generally be characterized as fractured shales and tight sand formations.  We hold a combination of rich gas and lean gas properties, which are primarily located in the Appalachian Basin in West Virginia and Pennsylvania, the Arkoma Basin in Oklahoma and the Piceance Basin in Colorado.  Our corporate headquarters are in Denver, Colorado.

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

We have assembled a diversified portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale of the

Appalachian Basin, the Woodford Shale of the Arkoma Basin (the Arkoma Woodford), the Fayetteville Shale of the Arkoma Basin, and the Mesaverde tight sands and the Mancos and Niobrara Shales of the Piceance Basin.  Since inception, we have drilled and operated 455 wells through September 30, 2011 with a success rate of approximately 98%.  Our drilling inventory consists of approximately 6,000 potential well locations, both proven and unproven, all of which are unconventional resource opportunities.  For information on the possible limitations on our ability to drill our potential locations, see “Item 1A.  Risk Factors” included in our 2010 Form 10-K.

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

Recent Events and Highlights

Reserves, Production, and Financial Results

As of June 30, 2011, our estimated proved reserves were 3.6 Tcfe of natural gas, consisting of 2.8 Tcf of natural gas, 111 MMBbl of NGLs and 20 MMBbl of oil.  As of June 30, 2011, 78% of our estimated proved reserves were natural gas, 19% were proved developed and 89% were operated by us.  From December 31, 2007 through June 30, 2011, we increased our estimated proved reserves at a compounded annual growth rate of 113%.  From December 31, 2007 through September 30, 2011, our production increased at a compounded annual growth rate of 68%, to an average rate of 220 MMcfe/d for the nine months ended September 30, 2011.  For the three months ended September 30, 2011, our average production rate was 264 MMcfe/d.

For the year ended December 31, 2010, we generated cash flow from operations of $125.8 million, net income of $230.2 million and EBITDAX of $197.7 million.  For the nine months ended September 30, 2011, we generated cash flow from operations of $198.4 million, net income of $126.8 million, and EBITDAX of $233.8 million.  For the nine months ended September 30, 2010, we generated cash flow from operations of $106.5 million, net income of $139.0 million, and EBITDAX of $145.3 million.  See “Non-GAAP Financial Measure” included elsewhere in this Form 10-Q for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income.

2011 Capital Budget

Our revised capital expenditure budget for 2011, as approved by our Board of Directors, is $685 million, which includes $519 million for drilling and completion, $80 million for leasehold acquisitions, and $86 million for construction of gathering pipelines and facilities.  Approximately 71% of the budget is allocated to the Marcellus Shale, 17% is allocated to the Piceance Basin, and 12% is allocated to the Woodford Shale and Fayetteville Shale.  For the nine months ended September 30, 2011, our capital expenditures were approximately $507 million for drilling, leasehold, and gathering.  In addition to budgeted capital expenditures, in September 2011 we acquired a 7% overriding royalty interest related to 115,000 net acres operated by us in the core of our West Virginia and Pennsylvania Marcellus acreage position for $193 million.  Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, commodity prices and drilling results.

Credit Facility Amendment

On October 26, 2011, we entered into a third amendment to our senior secured revolving bank credit facility (the “Credit Facility”).  The amendment provided for the increase of the borrowing base under the Credit Facility from $800 million to $1.2 billion and increased the lender commitments under the Credit Facility from $750 million to $850 million.  The borrowing base under the Credit Facility is redetermined semiannually and is based on the amount of our proved oil and gas reserves and the estimated cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in May 2012.  The Credit Facility provides for a maximum availability of $1.5 billion.  At September 30, 2011, we had $241 million of borrowings and letters of credit outstanding under the Credit Facility and $509 million of available borrowing capacity based on $750 million of lender commitments at that date.  The Credit Facility matures in May 2016.

Senior Notes Issuance

On August 1, 2011, we issued $400 million of 7.25% senior notes due August 2019 at par.  We used the proceeds to repay amounts outstanding under the Credit Facility, for development of our oil and natural gas properties, and for general corporate purposes.

Hedge Position

As of September 30, 2011, we have entered into hedging contracts covering a total of approximately 541 Bcfe of our projected natural gas and oil production from October 1, 2011 through December 31, 2016 at a weighted average index price of $5.72 per Mcfe.  For the three months ending December 31, 2011, we have hedged approximately 18.5 Bcfe of our projected natural gas and oil production at a weighted average index price of $5.97 per Mcfe.

Source of Our Revenues

Our production revenues are entirely from the continental United States and currently are comprised of approximately 88% natural gas, 8% natural gas liquids, and 4% oil.  Natural gas and oil prices are inherently volatile and are influenced by many factors outside of our control.  To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we use derivative instruments to hedge future sales prices on a significant portion of our natural gas production.  We currently use fixed price natural gas and oil swaps in which we receive a fixed price for future production in exchange for a payment of the variable market price received at the time future production is sold.  At each period end we estimate the fair value of these swaps and recognize an unrealized gain or loss.  We have not elected hedge accounting and, accordingly, the unrealized gains and losses on open positions are reflected currently in earnings.  During the nine months ended September 30, 2010 and 2011, we recognized significant unrealized commodity gains or losses on these swaps.  We expect continued volatility in the fair value of these swaps.

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

•                  Impairment of unproved and proved properties.  These costs include unproved property impairment and costs associated with lease expirations.  We could also record impairment charges for proved properties if the carrying value were to exceed estimated future cash flows.  From our inception through September 30, 2011, it has not been necessary to record any impairment for proved properties.

•                  Depreciation, depletion and amortization (“DD&A”).  This includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop natural gas and oil.  As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts, and allocate these costs to each unit of production using the units of production method.

•                  General and administrative expense.  These costs include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, franchise taxes, audit and other professional fees, and legal compliance.

•                  Interest expense and realized and unrealized gains and losses on interest rate derivatives.  We finance a portion of our working capital requirements and acquisitions with borrowings under our Credit Facility.  As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We also have fixed interest on our outstanding senior notes.  We will likely continue to incur significant interest expense as we continue to grow.  From time to time, we have entered into variable to fixed interest rate swaps to mitigate the effects of interest rate changes.  We do not designate these swaps as hedges and therefore do not accord them hedge accounting treatment.  Realized and unrealized gains or losses on these interest rate derivative instruments are included as a separate line item in other income (expense).  We currently have no interest rate swaps outstanding.

•                  Income tax expense.  Each of the operating entities files separate federal and state income tax returns; therefore, our provision for income taxes consists of the sum of our income tax provisions for each of the operating entities.  We are subject to state and federal income taxes but are currently not in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”).  We do pay some state income or franchise taxes where our IDC deductions do not exceed our taxable income or where state income or franchise taxes are determined on another basis.  Collectively, the operating entities have generated net operating loss carryforwards which expire at various dates from 2024 through 2030.  We have not recognized the full value of these net operating losses on our balance sheets because our management team believes it is more likely than not that we will not realize a future benefit equal to the full amount of the loss carryforward over time.  However, the amount of deferred tax assets considered realizable could change in the near term as we generate taxable income or if estimates of future taxable income are reduced or tax laws are changed.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2011

The following table sets forth selected operating data for the three months ended September 30, 2010 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,		Amount of Increase
	2010	2011	(Decrease)	Percent Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$48,030	$95,969	$47,939	100%
NGL sales	1,840	8,504	6,664	362%
Oil sales	1,684	4,875	3,191	189%
Realized commodity derivative gains	17,436	25,229	7,793	45%
Unrealized commodity derivative gains	108,439	140,195	31,756	29%
Gathering and processing	5,973	—	(5,973)	*
Total operating revenues	183,402	274,772	91,370	50%
Operating expenses:
Lease operating expense	6,070	7,572	1,502	25%
Gathering, compression and transportation	11,210	22,515	11,305	101%
Production taxes	2,187	5,350	3,163	145%
Exploration expense	3,644	1,105	(2,539)	(70)%
Impairment of unproved properties	11,043	4,834	(6,209)	(56)%
Depletion, depreciation and amortization	35,886	44,617	8,731	24%
Accretion of asset retirement obligations	79	111	32	41%
General and administrative	5,296	7,404	2,108	40%
Total operating expenses	75,415	93,508	18,093	24%
Operating income	107,987	181,264	73,277	68%
Other income (expense):
Interest expense	(14,526)	(20,608)	6,082	42%
Realized interest rate derivative losses	(2,056)	—	(2,056)	*
Unrealized interest rate derivative gains	1,301	—	1,301	*
Total other expense	(15,281)	(20,608)	5,327	35%
Income before income taxes	92,706	160,656	67,950	73%
Deferred income tax expense	(25,107)	(49,578)	(24,471)	97%
Net income	67,599	111,078	43,479	64%
Non-controlling interest in net income of consolidated subsidiary	181	—	(181)	*
Net income attributable to Antero members	$67,780	$111,078	$43,298	64%

EBITDAX (1)	$50,418	$91,921	$41,503	82%

Production data:
Natural gas (Bcf)	12	23	11	92%
NGLs (MBbl)(2)	153	185	32	21%
Oil (MBbl)	26	63	37	142%
Combined (Bcfe)	13	24	11	85%
Daily combined production (MMcfe/d)	143	264	121	85%
Average prices before effects of hedges(3):
Natural gas (per Mcf)	$3.97	$4.20	$0.23	6%
NGLs (per Bbl)	$42.79	$45.97	$3.18	7%
Oil (per Bbl)	$64.77	$77.38	$12.61	19%
Combined (per Mcfe)	$4.12	$4.50	$0.38	9%
Average realized prices after effects of hedges(3):
Natural gas (per Mcf)	$5.42	$5.31	$(0.11)	(2)%
NGls (per Bbl)	$42.79	$45.97	$3.18	7%
Oil (per Bbl)	$64.77	$76.92	$12.15	19%
Combined (per Mcfe)	$5.52	$5.53	$0.01	*
Average Costs (per Mcfe):
Lease operating costs	$0.49	$0.31	$(0.18)	(37)%
Gathering, compression and transportation	$0.90	$0.93	$0.03	3%
Production taxes	$0.17	$0.22	$0.05	29%
Depletion, depreciation amortization and accretion	$2.87	$1.83	$(1.04)	(36)%
General and administrative	$0.42	$0.30	$(0.12)	(29)%

(1)          See “Non-GAAP Financial Measure” included elsewhere in this Form 10-Q for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income attributable to Antero members.

(2)          Effective January 1, 2011, we began realizing the value of our processed NGLs from the Piceance Basin as a result of a new processing agreement.  Because of their increased significance, in the first quarter of 2011, we began reporting our NGL revenues from both the Piceance and Arkoma Basins separately from natural gas sales.  We have also reclassified NGL revenues realized in the prior year period from natural gas sales.

In 2010, NGL quantities include 110 MBbl of NGLs retained by our midstream business as compensation for processing third-party gas under long-term contracts.  These quantities are not reflected in the per Mcfe data in this table.  Our midstream business was sold in November 2010.

(3)          Average prices shown in the table reflect both of the before-and-after effects of our realized commodity hedging transactions.  Our calculation of such after-effects includes realized gains or losses on cash settlements for commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.  Oil and NGL production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts.  This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

*                 Not meaningful or applicable

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil increased from $52 million for the three months ended September 30, 2010 to $109 million for the three months ended September 30,

2011, an increase of $57 million, or 110%.  Our production increased by 85%, from 13 Bcfe for the three months ended September 30, 2010 to 24 Bcfe for the three months ended September 30, 2011, and prices increased by 9%, before the effect of realized hedge gains.  Increased production volumes accounted for a $49 million increase in revenues (calculated as the increase in year-to-year volumes times the prior year average price), and commodity price increases accounted for a $9 million increase in revenues (calculated as the increase in year-to-year average price times current year production volumes).  Production increases from our Appalachian Basin properties accounted for 10 Bcfe out of the total 11 Bcfe increase in production from the prior year quarter.

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

For the three months ended September 30, 2010 and 2011, our hedges resulted in realized gains of $17 million and $25 million, respectively.  For the three months ended September 30, 2010 and 2011, our hedges resulted in unrealized gains of $108 million and $140 million, respectively.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Gathering and processing revenues.  Because we sold our Oklahoma midstream assets in the fourth quarter of 2010, we had no gathering and processing revenues for the three months ended September 30, 2011.  Gathering and processing revenues were $6 million for the three months ended September 30, 2010.

Lease operating expenses.  Lease operating expenses increased from $6 million for the three months ended September 30, 2010 to $8 million for the three months ended September 30, 2011, an increase of 25%, due to an 85% increase in production primarily in the Appalachian Basin.  On a per unit basis, lease operating expenses decreased by 37%, from $0.49 per Mcfe for the three months ended September 30, 2010 to $0.31 for the three months ended September 30, 2011.  Lease operating expenses during the initial stages of production for the Appalachian Basin properties are lower per unit than our more mature properties in the other basins.

Gathering, compression and transportation expenses.  Gathering, compression and transportation expense increased from $11 million for the three months ended September 30, 2010 to $23 million for the three months ended September 30, 2011 primarily due to an increase in production volumes and increased costs on firm transportation commitments.  Beginning in August 2011, we began incurring expenses of approximately $0.8 million per month for commitments on the Ruby Pipeline from the Piceance Basin to the West Coast.  On a total per unit basis, gathering and transportation expenses increased from $0.90 per Mcfe for the three months ended September 30, 2010 to $0.93 per Mcfe for the three months ended September 30, 2011.

Production taxes.  Total production taxes increased by approximately $3.2 million for the three months ended September 30, 2011 compared to the prior year period, primarily as a result of increased production.  On a per unit basis, production taxes  increased from $0.17 to $0.22 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 4.2% and 4.9% for the three months ended September 30, 2010 and 2011, respectively.  Production taxes are primarily based on the wellhead values of production and the applicable rates vary across the areas in which we operate.  As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the applicable production tax rates then in effect.  As Appalachian production increases relative to other areas, production taxes will trend higher because West Virginia production taxes are approximately 6% of wellhead revenues.

Exploration expense.  Exploration expense decreased from $4 million for the three months ended September 30, 2010 to $1 million for the three months ended September 30, 2011 primarily due to a decrease in dry hole costs.

Impairment of unproved properties.  Impairment of unproved properties was approximately $5 million for the three months ended September 30, 2011 compared to $11 million for the three months ended September 30, 2010.  The decrease in impairment charges is due to the combined effect of (i) drilling activities in our Arkoma and

Piceance projects, which have resulted in a greater portion of our acreage being held by production and, (ii) impairment charges for non-productive expiring acreage in these project areas in prior periods resulting in less acreage to evaluate and fewer current period expirations.  We charge impairment expense for expired or soon to expire leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks or future plans to develop the acreage.

DD&A.  DD&A increased from $36 million for three months ended September 30, 2010 to $45 million for the three months ended September 30, 2011, primarily because of increased production.  DD&A per Mcfe decreased by 36% from $2.87 per Mcfe during the three months ended September 30, 2010 to $1.83 per Mcfe during the three months ended September 30, 2011, primarily as a result of increased reserves in 2011.

We evaluate the impairment of our proved natural gas and oil properties on a field-by-field basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we reduce the carrying amount of the oil and gas properties to their estimated fair value.  No impairment expenses were recorded for the three months ended September 30, 2010 or 2011 for proved properties.

General and administrative expense.  General and administrative expense increased from $5 million for the three months ended September 30, 2010 to $7 million for the three months ended September 30, 2011, primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses, all of which resulted from our growth in production levels and development activities.  On a per unit basis, general and administrative expense decreased by 29%, from $0.42 per Mcfe during the three months ended September 30, 2010 to $0.30 per Mcfe during the three months ended September 0, 2011, primarily due to a 85% increase in production.

Interest expense and realized and unrealized gains and losses on interest rate derivatives.  Interest expense increased from $15 million for the three months ended September 30, 2010 to $21 million for the three months ended September 30, 2011, due to the issuance of $400 million 7.25% senior notes and increased borrowings under the Credit Facility.  Interest expense includes approximately $1 million of non-cash amortization of deferred financing costs for the each of the three months ended September 30, 2010 and 2011.

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

Certain subsidiaries had net deferred tax liabilities at September 30, 2011, resulting from unrealized gains on commodity derivatives and basis differences in assets.  Deferred income tax expense of $50 million during the three months ended September 30, 2011 due to the increase in the unrealized gains on commodity derivatives during the quarter.

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

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2011

The following table sets forth selected operating data for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,		Amount of Increase	Percent
	2010	2011	(Decrease)	Change
	(in thousands, except per unit and production data)
Operating revenues:
Natural gas sales	$140,538	$243,522	$102,984	73%
NGL sales	6,171	22,065	15,894	258%
Oil sales	6,101	10,291	4,190	69%
Realized commodity derivative gains	45,883	73,787	27,904	61%
Unrealized commodity derivative gains	217,399	160,744	(56,655)	(26)%
Gathering and processing	18,462	—	(18,462)	*
Total operating revenues	434,554	510,409	75,855	17%
Operating expenses:
Lease operating expense	16,945	22,556	5,611	33%
Gathering, compression and transportation	32,108	59,472	27,364	85%
Production taxes	6,789	12,587	5,798	85%
Exploration expense	7,043	6,538	(505)	(7)%
Impairment of unproved properties	31,590	7,934	(23,656)	(75)%
Depletion, depreciation and amortization	101,147	117,265	16,118	16%
Accretion of asset retirement obligations	227	316	89	39%
General and administrative	14,464	21,972	7,508	52%
Loss on sale of compressor station	—	8,700	8,700	*
Total operating expenses	210,313	257,340	47,027	22%
Operating income	224,241	253,069	28,828	13%
Other income (expense):
Interest expense	(41,783)	(51,268)	9,485	23%
Realized interest rate derivative losses	(7,355)	(4,306)	(3,049)	(41)%
Unrealized interest rate derivative gains	4,775	4,212	563	(12)%
Total other expense	(44,363)	(51,362)	6,999	16%
Income before income taxes	179,878	201,707	21,829	12%
Deferred income tax expense	(39,287)	(74,941)	35,654	91%
Net income	140,591	126,766	(13,825)	(10)%
Non-controlling interest in net income of consolidated subsidiary	(1,612)	—	1,612	*
Net income attributable to Antero members	$138,979	$126,766	$(12,213)	(9)%

EBITDAX (1)	$145,347	$233,786	$88,439	61%

Production data:
Natural gas (Bcf)	32	56	24	75%
NGLs (MBbl)(2)	436	461	25	6%
Oil (MBbl)	94	128	34	36%
Combined (Bcfe)	35	60	25	71%
Daily combined production (MMcfe/d)	129	220	91	71%
Average prices before effects of hedges(3):
Natural gas (per Mcf)	$4.41	$4.31	$(0.10)	(2)%
NGLs (per Bbl)	$46.05	$47.86	1.81	4%
Oil (per Bbl)	$64.70	$80.40	$15.70	24%
Combined (per Mcfe)	$4.59	$4.60	$0.01	*
Average realized prices after effects of hedges(3):
Natural gas (per Mcf)	$5.85	$5.63	$(0.22)	(4)%
NGLs (per Bbl)	$46.05	$47.86	1.81	4%
Oil (per Bbl)	$64.70	$76.07	$11.37	18%
Combined (per Mcfe)	$5.97	$5.85	$(0.12)	(2)%
Average Costs (per Mcfe):
Lease operating costs	$0.51	$0.38	$(0.13)	(25)%
Gathering, compression and transportation	$0.97	$0.99	$0.02	2%
Production taxes	$0.20	$0.21	$0.01	5%
Depletion, depreciation, amortization, and accretion	$3.04	$1.95	$(1.09)	(36)%
General and administrative	$0.43	$0.37	$(0.06)	(14)%

(1)          See “Non-GAAP Financial Measure” included elsewhere in this Form 10-Q for a definition of EBITDAX (a non-GAAP measure) and a reconciliation of EBITDAX to net income attributable to Antero members.

(2)          Effective January 1, 2011, we began realizing the value of our processed NGLs from the Piceance Basin as a result of a new processing agreement.  Because of their increased significance, we have begun reporting our NGL revenues from both the Piceance and Arkoma Basins separately from natural gas sales in the first quarter of 2011.  We have also reclassified NGL revenues realized in the prior year period from natural gas sales.

In 2010, NGL quantities include 302 MBbl of NGLs retained by our midstream business as compensation for processing third-party gas under long-term contracts.  These quantities are not reflected in the per Mcfe data in this table.  Our midstream business was sold in November 2010.

(3)          Average prices shown in the table reflect both of the before-and-after effects of our realized commodity hedging transactions.  Our calculation of such after-effects includes realized gains or losses on cash settlements for commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.  Oil and NGL production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts.  This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

*                 Not meaningful or applicable.

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, natural gas liquids, and oil increased from $153 million for the nine months ended September 30, 2010 to $276 million for the nine months ended September 30, 2011, an increase of $123 million, or 80%.  Our production increased by 71% from 35 Bcfe for the nine months ended September 30, 2010 to 60 Bcfe for the nine months ended September 30, 2011 and prices increased by less than 1%, before the effect of realized hedge gains.  Increased production volumes accounted for a $123 million increase in revenues (calculated as the increase in year-to-year volumes times the prior year average price), and commodity price increases accounted for less than a $1 million increase in revenues (calculated as the increase in year-to-year average price times current year production volumes).  Production increases from our Appalachian Basin properties accounted for 23 Bcfe out of the total 25 Bcfe increase in production from the prior year nine-month period.

Commodity hedging activities.  For the nine months ended September 30, 2010 and 2011, our hedges resulted in realized gains of $46 million and $74 million, respectively.  For the nine months ended September 30, 2010 and 2011, our hedges resulted in unrealized gains of $217 million and $161 million, respectively.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas strip prices increase or decrease from their levels at the end of the accounting period or as gains or losses are realized through settlement.

Gathering and processing revenues.  Because we sold our Oklahoma midstream assets in the fourth quarter of 2010, we had no gathering and processing revenues for the nine months ended September 30, 2011.  Gathering and processing revenues were $18 million for the nine months ended September 30, 2010.

Lease operating expenses.  Lease operating expenses increased from $17 million for the nine months ended September 30, 2010 to $23 million for the nine months ended September 30, 2011, an increase of 33%, primarily due to a 71% increase in production, primarily from the Appalachian Basin, and increased workover expenses in the Piceance Basin.  On a per unit basis, lease operating expenses decreased by 25%, from $0.51 per Mcfe for the nine months ended September 30, 2010 to $0.38 for the nine months ended September 30, 2011.  Lease operating expenses during the initial stages of production for the Appalachian Basin properties are lower per unit than our more mature properties in the other basins.

Gathering, compression and transportation expenses.  Gathering, compression and transportation expense increased from $32 million for the nine months ended September 30, 2010 to $59 million for the nine months ended September 30, 2011 primarily due to an increase in production volumes and increased costs on firm transportation commitments.  Beginning in August 2011, the Company began incurring expenses of approximately $0.8 million per month for commitments on the Ruby Pipeline from the Piceance Basin to the West Coast.  On a total per unit basis, these expenses increased from $0.97 per Mcfe for the nine months ended September 30, 2010 to $0.99 per Mcfe for the nine months ended September 30, 2011.

Production taxes.  Total production taxes increased by approximately $6 million for the nine months ended September 30, 2011 compared to the prior year period, primarily as a result of the increased production.  On a per unit basis, production taxes per Mcfe increased from $0.20 to $0.21 per Mcfe.  Production taxes as a percentage of natural gas, NGL, and oil revenues were 4.4% for the nine months ended September 30, 2010 compared to 4.6% for the nine months ended September 30, 2011.  Production taxes are primarily based on the wellhead values of production and the applicable rates vary across the areas in which we operate.  As the proportion of our production changes from area to area, our production tax rate will vary depending on the quantities produced from each area and the applicable production tax rates then in effect.  As Appalachian production increases relative to other areas, production taxes will trend higher because West Virginia production taxes are approximately 6% of revenues.

Exploration expense.  Exploration expense was approximately $7 million for each of the nine months ended September 30, 2010 and 2011.

Impairment of unproved properties.  Impairment of unproved properties was approximately $32 million for the nine months ended September 30, 2010 compared to $8 million for the nine months ended September 30, 2011.  The decrease in impairment charges is due to the combined effect of (i) drilling activities in our Arkoma and Piceance projects, which have resulted in a greater portion of our acreage being held by production and (ii) impairment charges for non-productive expiring acreage in these project areas in prior periods resulting in fewer current expirations and less acreage to evaluate.  We charge impairment expense for expired or soon to expire leases when we determine they are impaired through lack of drilling activities or based on other factors, such as remaining lease terms, reservoir performance, commodity price outlooks or future plans to develop the acreage.

DD&A.  DD&A increased from $101 million for nine months ended September 30, 2010 to $117 million for the nine months ended September 30, 2011 because of increased production.  DD&A per Mcfe decreased by 36% from $3.04 per Mcfe during the nine months ended September 30, 2010 to $1.95 per Mcfe during the nine months ended September 30, 2011, primarily as a result of increased reserves in 2011.

No impairment expenses were recorded for the nine months ended September 30, 2010 or 2011 for proved properties.

General and administrative expense.  General and administrative expense increased from $14 million for the nine months ended September 30, 2010 to $22 million for the nine months ended September 30, 2011 primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses, all of which resulted from growth in production levels and development activities.  On a per unit basis, general and administrative expense decreased by 14%, from $0.43 per Mcfe during the nine months ended September 30, 2010 to $0.37 per Mcfe during the nine months ended September 30, 2011, primarily due to 71% production growth.

Interest expense and realized and unrealized gains and losses on interest rate derivatives.  Interest expense increased from $42 million for the nine months ended September 30, 2010 to $51 million during the nine months ended September 30, 2011 due to increased borrowings under the Credit Facility.  Interest expense includes approximately $3 million of non-cash amortization of deferred financing costs for the each of the nine months ended September 30, 2010 and 2011.

We have previously entered into various variable-to-fixed interest rate swap agreements that hedge our exposure to interest rate variations on our Credit Facility and the previously outstanding second lien term loan facility.  During the nine months ended September 30, 2011, one of these swaps remained outstanding with a notional amount of $225 million and a fixed pay rate of 4.11%.  This swap expired on July 1, 2011.  During the nine months ended September 30, 2010 and 2011, we had realized losses on interest rate swap agreements of $7 million and $4 million, respectively.

We currently have no outstanding interest rate swaps.

Income tax expense.  Certain subsidiaries had net deferred tax liabilities at September 30, 2011, resulting from unrealized gains on commodity derivatives and basis differences in assets.  Deferred income tax expense of $75 million during the nine months ended September 30, 2011 due to the increase in the unrealized gains on commodity derivatives during the quarter.

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

Capital Resources and Liquidity

Our primary sources of liquidity have been proceeds from issuances of equity securities and senior notes, borrowings under bank credit facilities, and net cash provided by operating activities.  Our primary use of cash has been for the exploration, development and acquisition of unconventional natural gas and oil properties.  As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditures, and liquidity requirements.  Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

We believe that funds from operating cash flows and available borrowings under our Credit Facility should be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011
	(in thousands)
Net cash provided by operating activities	$106,511	$198,446
Net cash used in investing activities	(278,787)	(687,482)
Net cash provided by financing activities	163,913	484,228
Net decrease in cash and cash equivalents	$(8,363)	$(4,808)

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $107 million and $198 million for the nine months ended September 30, 2010 and 2011, respectively.  The increase in cash flow from operations from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was primarily the result of increased production volumes and revenues (including derivative settlements), net of the increase in cash operating costs, interest expense, and changes in working capital levels.

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

Cash Flow Used in Investing Activities

During the nine months ended September 30, 2010 and 2011, we had cash flows used in investing activities of $279 million and $687 million, respectively, as a result of our capital expenditures for drilling, development and acquisition costs.  Cash used in investing activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was a result of higher levels of drilling and lease acquisition activity.

Our revised capital budget for 2011 is $685 million, exclusive of the acquisition for $193 million of a 7% overriding royalty interest in 115,000 acres in our Marcellus properties in September 2011.  Our capital budget may be adjusted as business conditions warrant.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control.  If natural gas and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2011 of $484 million was the result of the issuance of $400 million of 7.25% senior notes and net borrowings under the Credit Facility of $120 million, net of $7 million of offering costs for the senior notes and $29 million of distributions to members.  The distribution to members was required by the limited liability company operating agreement to cover income taxes owed by the members as a result of the gain realized on the sale of the Arkoma midstream assets in the fourth quarter of 2010.  Net cash provided by financing activities of $164 million during the nine months ended September 30, 2010 was primarily the result of proceeds of $156 million from the issuance of senior notes, net borrowings under the Credit Facility of $14 million, and other items used in financing activities totaling $6 million.

Credit Facility.  Our Credit Facility provides for a maximum availability of $1.5 billion.  The borrowing base was set at the scheduled redetermination date in October 2011 at $1.2 billion.  Lender commitments were increased from $750 million to $850 million.  The borrowing base is redetermined semiannually and the borrowing base is based on the amount of our proved oil and gas reserves and estimated cash flows from these reserves and our hedge positions.  The next redetermination is scheduled to occur in May 2012.  At September 30, 2011, we had $241 million of borrowings and letters of credit outstanding under the Credit Facility and $509 million of available borrowing capacity based on $750 million of lender commitments at that date.  As of December 31, 2010, we had $118 million of outstanding borrowings and letters of credit.  The Credit Facility matures in May 2016.

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

We were in compliance with such covenants and ratios as of December 31, 2010 and as of September 30, 2011.

As of December 31, 2010 and September 30, 2011, borrowings and letters of credit outstanding under our Credit Facility totaled $118 million and $241 million, respectively, and had a weighted average interest rate (excluding the impact of our interest rate swaps) of 2.56% and 2.10%, respectively.

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

The senior notes indentures contain restrictive covenants and a minimum interest coverage ratio requirement of 2.25:1.  We were in compliance with such covenants and the coverage ratio requirement as of December 31, 2010 and September 30, 2011.

Treasury Management Facility.  The Company executed a stand-alone revolving note with a lender under the Credit Facility which provides for up to $10.0 million of cash management obligations in order to facilitate the Company’s daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%.  The note matures on November 1, 2012.  At September 30, 2011 there were no outstanding borrowings under this facility.

Note Payable.  We assumed a $25 million unsecured note payable in the business acquisition consummated on December 1, 2010.  The note bears interest at 9% and is due December 1, 2013.

Interest Rate Hedges.  We currently have no outstanding interest rate swaps.  From time to time in the past, we have entered into variable to fixed interest rate swap agreements which hedge our exposure to interest rate variations on our Credit Facility and previously outstanding second lien term loan facility.  During the nine months ended September 30, 2011, we had one interest rate swap outstanding for a notional amount of $225 million with a fixed pay rate of 4.11%.  The swap expired on July 1, 2011.  During the nine months ended September 30, 2010 and 2011, we had realized losses on interest rate swap agreements of $7 and $4 million, respectively, and unrealized gains of approximately $5 million and $4 million, respectively.

Non-GAAP Financial Measure

“EBITDAX” is a non-GAAP financial measure that we define as net income before interest, income taxes, impairments, depletion, depreciation, amortization, exploration expense, unrealized hedge gains or losses, franchise taxes, and gains or losses on sales of assets.  “EBITDAX,” as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  EBITDAX should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  EBITDAX provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, working capital movement or tax position.  EBITDAX does not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, and other commitments and obligations.  However, our management team believes EBITDAX is useful to an investor in evaluating our operating performance because this measure:

•                  is widely used by investors in the natural gas and oil industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•                  helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and

•                  is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to a covenant under our Credit Facility.  EBITDAX is also used as a measure of our operating performance pursuant to a covenant under the indentures governing our $525 million principal amount of 9.375% senior notes due 2017 and our $400 million principal amount of 7.25% senior notes due 2019.

There are significant limitations to using EBITDAX as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies, and the different methods of calculating EBITDAX reported by different companies.

The following table represents a reconciliation of our net income to EBITDAX:

	Year Ended December 31,	Three Months Ended September 30,		Nine Months Ended September 30, 2010
	2010	2010	2011	2010	2011
	(in thousands)
Net income attributable to Antero members	$228,628	$67,780	$111,078	$138,979	$126,766
Unrealized gains on derivative contracts	(170,571)	(108,439)	(140,195)	(217,399)	(160,744)
Gain on sale of Oklahoma midstream assets	(147,559)	—	—	—	—
Interest expense and other	59,140	15,281	20,608	44,363	51,362
Provision for income taxes	30,009	25,107	49,578	39,287	74,941
Depreciation, depletion, amortization and accretion	134,272	35,965	44,728	101,374	117,581
Impairment of unproved properties	35,859	11,043	4,834	31,590	7,934
Exploration expense	24,794	3,644	1,105	7,043	6,538
Loss on sale of compressor station	—	—	—	—	8,700
Other	3,106	37	185	110	708
EBITDAX	$197,678	$50,418	$91,921	$145,347	$233,786

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  Our more significant accounting policies and estimates include the successful efforts method of accounting for oil and gas production activities, estimates of natural gas and oil reserve quantities and standardized measures of future cash flows, and impairment of unproved properties.  We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2010 Form 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements.  Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2010 Form 10-K for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2011 that had a material effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements other than operating leases.

Contractual Obligations

Since the disclosure of our contractual obligations in our 2010 Form 10-K, we have issued $400 million of 7.25% senior notes due 2019.  Additionally, our transportation commitment totaling approximately $87 million over 10 years on the Ruby Pipeline began on July 27, 2011.

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

At December 31, 2010 and September 30, 2011, we had in place natural gas and oil swaps covering portions of our projected production from 2011 through 2016.  Our hedge position as of September 30, 2011 is summarized in note 7 to our consolidated financial statements included elsewhere in this Form 10-Q.  Our Credit Facility allows us to hedge up to 85% of our estimated production from proved reserves for up to 12 months in the future, 80% for 13 to 24 months in the future, 75% for 25 to 36 months in the future, 70% for 37 to 48 months in the future and 65% for 49 to 60 months in the future.  Based on our production for the nine months ended September 30, 2011 and our fixed price swap contracts in place during that period, our income before taxes for the nine months ended September 30, 2011 would have decreased by approximately $2.3 million for each $0.10 decrease per MMBtu in natural gas prices and $0.4 million for each $1.00 decline in oil prices.

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

Mark-to-market adjustments of derivative instruments produce earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty.  At December 31, 2010, the estimated fair value of our commodity derivative instruments was a net asset of $230 million comprised of current and noncurrent assets.  At September 30, 2011, the estimated fair value of our commodity derivative instruments was a net asset of $391 million comprised of current and noncurrent assets.

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

Credit Risk

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers.  The creditworthiness of our counterparties is subject to periodic review.  We have economic hedges in place with nine different counterparties, all but one of which is a lender under our Credit Facility.  As of September 30, 2011, derivative positions with JP Morgan, BNP Paribas, Credit Suisse, Wells Fargo, Barclays, Dominion Field Services, KeyBank, Union Bank, and Credit Agricole accounted for approximately 35%, 20%, 14%, 12%, 11%, 4%, 2%, 1%, and 1%, respectively, of the net fair value of our commodity derivative assets position.  We believe all of these institutions currently are acceptable credit risks.  Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our contracts, nor are they required to provide credit support to us.  As of September 30, 2011, we have no past due receivables from or payables to any of our counterparties.

We also have exposure to credit risk from the sale of our oil and natural gas production that we market to energy marketing companies and refineries and receivables from joint interest operations, which receivables totaled $64 million at September 30, 2011 and $56 million at December 31, 2010.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate.   The average annual interest rate incurred on this indebtedness for the nine months ended September 30, 2011, was approximately 2.1% without giving effect to interest rate swaps.  A 1.0% increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2011 would have resulted in an estimated $1.5 million increase in interest expense for the nine months ended September 30, 2011 before giving effect to interest rate swaps.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In March 2011, we received orders for compliance from the U.S. Environmental Protection Agency (“the EPA”) relating to certain of our activities in West Virginia.  The orders allege that certain of our operations at several well sites are in non-compliance with certain environmental regulations pertaining to unpermitted discharges of fill material into wetlands or waters that are potentially in violation of the Clean Water Act.  We have responded to all pending orders and are actively cooperating with the relevant agencies.  No fine or penalty relating to these matters has been proposed at this time, but we believe that these actions will result in monetary sanctions exceeding $100,000.  We are unable to estimate the total amount of such monetary sanctions or costs to remediate these locations in order to bring them into compliance with applicable environmental laws and regulations.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A.  Risk Factors” in our 2010 Form 10-K.  The risks described in our 2010 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  Except as set forth below, there have been no material changes to the risks described in our 2010 Form 10-K.  We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Recently proposed rules regulating air emissions from oil and gas operations could cause us to incur increased capital expenditures and operating costs.

On July 28, 2011, the EPA issued proposed rules that would subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs.  The EPA proposed rules also include NSPS standards for completions of hydraulically fractured gas wells.  These standards include the reduced emission completion (“REC”) techniques developed in EPA’s Natural Gas STAR program along with pit flaring of gas not sent to the gathering line.  The standards would be applicable to newly drilled and fractured wells as well as existing wells that are refractured.  Further, the proposed regulations under NESHAPS include maximum achievable control technology (“MACT”) standards for those glycol dehydrators and storage vessels at major sources of hazardous air pollutants not currently subject to MACT standards.  The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012.  If finalized, these rules could require a number of modifications to our operations including the installation of new equipment.  Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Item 6.    Exhibits.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES FINANCE CORPORATION

Date: November 14, 2011	By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

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

4.2

Registration Rights Agreement dated as of November 17, 2009 among Antero Resources Finance Corporation, the several guarantors named therein, and J.P. Morgan Securities, Inc. as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (Commission File No. 333-164876) filed on February 12, 2010).

4.3

Registration Rights Agreement dated as of January 19, 2010 among Antero Resources Finance Corporation, the several guarantors named therein, and J.P. Morgan Securities, Inc. as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (Commission File No. 333-164876) filed on February 12, 2010).

4.4

Registration Rights Agreement dated as of November 3, 2009 by and among Antero Resources LLC and the other parties named therein (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 No. (File No. 333-164876) filed on February 12, 2010).

4.5

Indenture dated as of August 1, 2011 by and among Antero Resources Finance Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 333-164876) filed on August 1, 2011).

4.6

Registration Rights Agreement dated as of August 1, 2011 by and among Antero Resources Finance Corporation, the several guarantors named therein and J.P. Morgan Securities LLC as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 333-164876) filed on August 1, 2011).

10.1

Second Amendment to Fourth Amended And Restated Credit Agreement dated as of July 8, 2011 among Antero Resources Corporation, Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation and Antero Resources Appalachian Corporation, as Borrowers, certain subsidiaries of Borrowers, as Guarantors, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 333-164876) filed on July 11, 2011).

10.2

Purchase Agreement dated as of July 27, 2011 by and among Antero Resources Finance Corporation, the guarantors party thereto and J.P. Morgan Securities LLC as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 333-164876) filed on August 1, 2011).

10.3

Third Amendment to Fourth Amended And Restated Credit Agreement dated as of October 26, 2011 among Antero Resources Corporation, Antero Resources Piceance Corporation, Antero Resources Pipeline Corporation and Antero Resources Appalachian Corporation, as Borrowers, certain subsidiaries of Borrowers, as Guarantors, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 333-164876) filed on October 28, 2011).

Exhibit Number	Description of Exhibits
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*

The following financial information from this Form 10-Q of Antero Resources Finance Corporation for the quarter ended September 30, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.